Form 10-Q
period 2023-03-31
BlackRock Capital Investment Corp
filed 2023-05-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 814-00712

BLACKROCK CAPITAL INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards, New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at April 28, 2023 was 72,571,907.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $589,444,287 and $569,528,145)	$572,111,003	$551,686,646
Non-controlled, affiliated investments (cost of $1,139,598 and $3,849,638)	—	3,574,438
Controlled investments (cost of $84,922,381 and $84,922,381)	15,673,000	15,228,000
Total investments at fair value (cost of $675,506,266 and $658,300,164)	587,784,003	570,489,084
Interest, dividends and fees receivable	6,236,671	5,515,446
Cash and cash equivalents	5,164,450	9,531,190
Due from broker	1,868,232	1,946,507
Deferred debt issuance costs	942,605	1,055,117
Receivable for investments sold	116,102	12,096
Prepaid expenses and other assets	382,314	510,706
Total assets	$602,494,377	$589,060,146

Liabilities
Debt (net of deferred issuance costs of $913,305 and $996,839)	$263,086,695	$253,003,161
Dividends payable	7,257,191	7,257,191
Income incentive fees payable (see Note 3)	5,279,252	3,403,349
Management fees payable	2,130,472	2,186,540
Interest and debt related payables	1,335,009	738,719
Interest Rate Swap at fair value	1,165,514	1,332,299
Payable for investments purchased	607,368	600,391
Accrued administrative expenses	292,634	397,299
Accrued expenses and other liabilities	1,557,683	1,618,844
Total liabilities	282,711,818	270,537,793

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 issued and 72,571,907 outstanding	84,482	84,482
Paid-in capital in excess of par	850,199,351	850,199,351
Distributable earnings (losses)	(457,127,572)	(458,387,778)
Treasury stock at cost, 11,909,890 shares held	(73,373,702)	(73,373,702)
Total net assets	319,782,559	318,522,353
Total liabilities and net assets	$602,494,377	$589,060,146

Net assets per share	$4.41	$4.39

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$17,412,475	$11,606,903
PIK interest income:
Non-controlled, non-affiliated investments	1,029,231	123,018
Non-controlled, affiliated investments	31,794	115,896
PIK dividend income:
Non-controlled, non-affiliated investments	86,342	75,882
Other income:
Non-controlled, non-affiliated investments	204,123	260,588
Total investment income	18,763,965	12,182,287

Operating expenses
Interest and other debt expenses	4,718,231	2,728,951
Management fees	2,130,472	2,059,864
Incentive fees on income	1,875,903	19,013
Incentive fees on capital gains(1)	—	(471,501)
Administrative expenses	292,634	365,507
Professional fees	193,427	302,857
Insurance expense	160,957	199,758
Director fees	149,625	153,125
Investment advisor expenses	17,093	25,819
Other operating expenses	364,131	303,799
Total expenses	9,902,473	5,687,192

Net investment income(1)	8,861,492	6,495,095

Realized and unrealized gain (loss) on investments and Interest Rate Swap
Net realized gain (loss):
Non-controlled, non-affiliated investments	(157,791)	825,913
Non-controlled, affiliated investments	(441,906)	—
Net realized gain (loss)	(599,697)	825,913
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	508,216	(2,537,021)
Non-controlled, affiliated investments	(864,398)	582,458
Controlled investments	445,000	155,929
Interest Rate Swap	166,784	—
Net change in unrealized appreciation (depreciation)	255,602	(1,798,634)
Net realized and unrealized gain (loss)	(344,095)	(972,721)

Net increase (decrease) in net assets resulting from operations	$8,517,397	$5,522,374

Net investment income per share—basic(1)	$0.12	$0.09
Earnings (loss) per share—basic(1)	$0.12	$0.07
Weighted average shares outstanding—basic	72,571,907	73,822,190
Net investment income per share—diluted(1)(2)	$0.12	$0.09
Earnings (loss) per share—diluted(1)(2)	$0.12	$0.07
Weighted average shares outstanding—diluted	72,571,907	90,815,927
(1)
Net investment income and per share amounts displayed above are net of the reversal for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the three month period ended March 31, 2022 (see Note 3).
(2)
For the three months ended March 31, 2022, the impact of the hypothetical conversion of the 2022 Convertible Notes was antidilutive (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2022	72,571,907	$84,482	$850,199,351	$(458,387,778)	$(73,373,702)	$318,522,353
Net investment income	—	—	—	8,861,492	—	8,861,492
Net realized and unrealized gain (loss)	—	—	—	(344,095)	—	(344,095)
Dividends to common stockholders(2)	—	—	—	(7,257,191)	—	(7,257,191)
Balance at March 31, 2023	72,571,907	$84,482	$850,199,351	$(457,127,572)	$(73,373,702)	$319,782,559

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973
Cumulative effect of adjustment for the adoption of ASU 2020-06(1)	—	—	(4,337,631)	3,888,233	—	(449,398)
Repurchase of common stock	(106,308)	—	—	—	(440,237)	(440,237)
Net investment income	—	—	—	6,495,095	—	6,495,095
Net realized and unrealized gain (loss)	—	—	—	(972,721)	—	(972,721)
Dividends to common stockholders(2)	—	—	—	(7,380,270)	—	(7,380,270)
Balance at March 31, 2022	73,770,679	$84,478	$848,022,547	$(432,272,960)	$(68,929,623)	$346,904,442
(1)
See Note 4 for further information related to the adoption of ASU 2020-06.
(2)
Sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three months ended March 31, 2023, it is estimated that there was no return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$8,517,397	$5,522,374
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	599,697	(825,913)
Net change in unrealized (appreciation) depreciation of investments	(88,818)	1,798,634
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	(166,784)	—
Interest and dividend income paid in kind	(1,147,367)	(314,796)
Net amortization of investment discounts and premiums	(910,263)	(800,203)
Amortization of deferred debt issuance costs	196,047	343,082
Changes in assets and liabilities:
Purchase of investments	(36,738,002)	(43,688,548)
Proceeds from disposition of investments	20,718,777	78,654,133
Decrease (increase) in interest, dividends and fees receivable	(450,170)	824,571
Decrease (increase) in due from broker	78,275	—
Decrease (increase) in receivable for investments sold	(104,006)	607,393
Decrease (increase) in prepaid expenses and other assets	128,392	180,559
Increase (decrease) in payable for investments purchased	6,977	(11,658,602)
Increase (decrease) in interest and debt related payables	596,290	1,769,825
Increase (decrease) in management fees payable	(56,068)	(62,655)
Increase (decrease) in income incentive fees payable	1,875,903	(150,989)
Increase (decrease) in accrued capital gains incentive fees	—	(471,501)
Increase (decrease) in accrued administrative expenses	(104,665)	(18,718)
Increase (decrease) in accrued expenses and other liabilities	(61,161)	(36,703)
Net cash provided by (used in) operating activities	(7,109,549)	31,671,943

Financing activities
Draws on Credit Facility	27,000,000	37,000,000
Repayments of Credit Facility draws	(17,000,000)	(63,000,000)
Dividends paid to common stockholders	(7,257,191)	(7,392,972)
Repurchase of common shares	—	(440,237)
Net cash provided by (used in) financing activities	2,742,809	(33,833,209)

Net increase (decrease) in cash and cash equivalents	(4,366,740)	(2,161,266)
Cash and cash equivalents at beginning of period	9,531,190	12,750,121
Cash and cash equivalents at end of period	$5,164,450	$10,588,855

Supplemental cash flow information
Interest payments	$3,812,589	$381,717
Tax payments	$20,464	$20,464

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.71%	4/15/2026	$2,219,776	$2,196,000	$2,219,776
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	11.67%	4/15/2026	$233,430	231,409	233,430
								2,427,409	2,453,206
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	4/30/2027	$2,509,475	2,473,173	2,474,343

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.47%	2/7/2025	$500,000	490,635	504,500
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	12.19%	2/7/2025	$560,228	542,314	560,228
								1,032,949	1,064,728
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	10.83%	11/7/2026	$1,580,882	1,573,722	1,429,118
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	10.83%	11/7/2026	$347,810	346,132	314,420
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.00%	10.83%	11/7/2026	$481,721	479,428	435,476
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.83%	8/23/2028	$1,362,776	1,331,752	1,338,654
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.78%	8/23/2028	$745,786	725,952	729,083	M
Pueblo Mechanical and Controls, LLC	First Lien Revolver	PRIME	0.75%	5.00%	13.00%	8/23/2027	$55,493	50,573	51,520	M
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	12.20%	8/31/2029	$2,615,252	2,582,557	2,432,184
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	12.20%	8/31/2029	$—	(2,693)	(31,327)	M
								7,087,423	6,699,128
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$3,266,857	3,201,520	3,149,251
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$—	(10,731)	(38,632)	M
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$—	(10,731)	(19,316)	M
Geo Parent Corporation	First Lien Term Loan	SOFR(Q)	—	5.25%	10.17%	12/19/2025	$741,021	728,168	692,854
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$3,556,753	3,478,117	3,375,359
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.42%	11/23/2027	$4,888,622	4,790,461	4,554,263	M
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.37%	11/23/2027	$601,908	586,866	540,513	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$1,751,688	1,700,810	1,678,117
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$—	(10,380)	(29,826)	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2029	$—	(8,284)	(11,930)	M
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$2,468,514	2,439,595	2,419,144
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$830,038	820,192	813,437
								17,705,603	17,123,234
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$5,193,335	5,072,634	5,011,568
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$—	(19,478)	(60,589)	M
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.16%	12/14/2027	$2,578,059	2,528,234	2,516,185
								7,581,390	7,467,164
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.54%	12/14/2029	$4,559,359	4,468,826	4,226,526
PVHC Holding Corp.	First Lien Term Loan	LIBOR(Q)	1.00%	4.75%	9.91%	8/2/2024	$10,151,650	9,405,860	9,770,963
								13,874,686	13,997,489
Distributors
Colony Display LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.50%	14.66%	6/30/2026	$2,351,428	2,318,539	2,092,771

Diversified Consumer Services
Elevate Brands OpCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.55%	3/15/2027	$7,900,096	7,818,878	7,886,118	M
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	9/14/2029	$3,192,922	3,126,379	3,161,631
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.15%	9/15/2027	$—	(5,248)	(3,109)	M
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.16%	4/30/2025	$12,851,703	12,910,724	12,375,015	D/H/J/M

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$1,652,500	$1,652,500	$1,783,048	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	16.16%	11/23/2025	$6,392,756	6,342,310	6,392,756	D/H/J/M
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	12.16%	12/18/2026	$7,283,242	7,195,332	6,354,630	O
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	12.16%	12/18/2026	$3,052,793	3,001,054	2,663,562	O
Whele LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.65%	10/15/2025	$6,531,157	6,563,260	5,884,572	D
								48,605,189	46,498,223
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.91%	3/26/2026	$6,522,276	6,444,650	6,434,225
2-10 Holdco, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	10.91%	3/26/2026	$—	(2,877)	(3,243)	M
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$5,342,760	5,231,966	5,177,135
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.39%	8/29/2029	$467,786	463,841	458,898
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$—	(12,104)	(18,127)	M
Accordion Partners LLC	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.06%	8/31/2028	$116,946	107,420	102,445	M
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.13%	11/3/2025	$25,000,000	25,000,000	24,850,000
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(M)	0.25%	8.50%	13.76%	10/8/2027	$5,000,000	5,000,000	4,960,000	R
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$7,087,023	6,961,201	6,953,787
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	11.56%	8/21/2028	$1,978,510	1,940,941	1,941,314
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	17.84%	10/31/2021	$37,686,148	37,686,148	15,673,000	G/Q/S
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.36%	7/5/2026	$5,000,000	4,935,474	4,870,000
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	10.88%	10/4/2027	$4,502,963	4,481,353	4,364,877	M
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(S)	1.00%	6.25%	10.88%	10/4/2027	$—	(1,752)	(7,878)	M
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	14.17%	2/11/2025	$11,300,000	11,180,379	10,951,960	H/J
								109,416,640	86,708,393
Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.00%	6/28/2028	$2,720,201	2,675,689	2,129,917	D
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$339,453	336,480	339,182
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$—	(276)	(25)	M
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.50%	12.34%	10/26/2026	$5,769,231	5,764,294	5,607,000	O
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	0.50%	7.50%	12.54%	10/26/2026	$3,538,462	3,494,984	3,361,538
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$3,789,194	3,724,068	3,707,727
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$—	(10,183)	(31,270)	M
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	13.93%	11/13/2028	$6,554,543	6,400,146	6,161,270
								22,385,202	21,275,339
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.96%	5/6/2027	$2,865,115	2,826,093	2,693,208
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(M)	1.00%	7.25%	11.93%	5/6/2027	$95,864	93,240	84,360	M
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	12.19%	3/14/2024	$7,562,929	7,519,992	7,381,419
CareATC, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	12.08%	3/14/2024	$338,074	336,179	329,960
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	5/3/2027	$8,380,593	8,249,347	7,986,705
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.90%	5/3/2027	$—	(8,427)	(28,964)	M
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	12.79%	10/2/2028	$2,016,737	2,009,082	1,932,034
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	11.19%	7/23/2024	$4,500,000	4,480,960	4,446,000
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)	—	6.00%	11.01%	7/23/2024	$500,000	497,960	494,000
								26,004,426	25,318,722
Hotels, Restaurants & Leisure
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.18%	6/3/2027	$5,221,362	5,130,141	5,090,828	H/J
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.18%	6/3/2027	$—	(7,016)	(10,495)	H/J/M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$6,109,360	5,931,090	5,932,188
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$—	(5,086)	(10,124)	M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$—	(12,734)	(12,655)	M
								11,036,395	10,989,742

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$4,111,447	$4,035,778	$3,930,543
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$685,241	669,296	639,977	M
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.75%	10.88%	8/31/2028	$—	(9,306)	(22,670)	M
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$5,154,834	5,074,051	5,092,976
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$—	(361,529)	(62,013)	M
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.15%	10/1/2026	$1,928,718	1,904,890	1,799,494
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	SOFR(M)/PRIME	1.00%	6.25%	11.41%	10/1/2026	$208,333	205,307	191,583	M/T
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$850,237	839,196	817,078
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.10%	11/1/2028	$2,127,593	2,101,706	2,044,617
								14,459,389	14,431,585
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(S)	0.75%	6.25%	11.03%	12/29/2027	$2,220,151	2,073,473	2,091,382
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	13.21%	12/14/2028	$4,673,472	4,620,345	3,692,043
								6,693,818	5,783,425
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.37%	8/22/2027	$1,938,957	1,921,541	1,894,361
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.72%	10/25/2029	$7,164,842	7,041,626	5,266,159
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$4,653,609	4,517,946	4,517,259	H/J
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(10,978)	(11,059)	H/J/M
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$1,283,754	1,246,330	1,246,140	H/J
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(3,025)	(3,047)	H/J/M
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	12.97%	7/8/2027	$1,941,975	1,925,945	1,907,019	D
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	11.58%	6/8/2028	$11,533,696	11,330,726	11,229,207	D
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$1,306,917	1,188,710	1,156,621	O
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	13.08%	7/27/2029	$7,000,000	6,916,547	5,180,000	O
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.43%	2/1/2029	$3,336,406	3,255,309	3,222,968
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.43%	2/1/2029	$—	(10,137)	(14,180)	M
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.17%	6/10/2027	$4,956,117	4,896,426	4,579,452
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.17%	6/10/2027	$1,328,125	1,320,541	1,227,188
Pluralsight, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	12.78%	4/6/2027	$12,069,635	11,892,525	11,466,153
Pluralsight, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	8.00%	12.78%	4/6/2027	$465,183	452,691	418,665	M
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	12.84%	4/2/2027	$5,512,958	5,451,713	5,479,880
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	11.72%	3/9/2028	$2,814,549	2,755,985	2,738,838
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.99%	8/16/2029	$4,111,714	4,034,981	4,038,937
Sailpoint Technologies Holdings, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.25%	10.99%	8/16/2028	$—	(5,987)	(5,941)	M
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	12.06%	1/24/2028	$3,909,068	3,841,718	3,838,704	D/H/J
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00% Cash + 2.00% PIK	12.92%	12/1/2027	$1,387,074	1,363,777	1,097,175	D
Suited Connector, LLC	First Lien Revolver	LIBOR(S)	1.00%	6.00% Cash + 2.00% PIK	12.98%	12/1/2027	$227,273	223,628	179,773	D
								75,548,538	70,650,272
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$2,250,000	2,197,538	2,151,000
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$—	(5,204)	(9,900)	M
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	13.15%	5/28/2029	$5,000,000	4,962,588	4,625,000
Idera, Inc.	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	11.51%	2/4/2029	$2,867,296	2,851,378	2,437,202
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	12/29/2028	$5,008,771	4,861,431	4,848,490
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.90%	12/30/2027	$—	(10,248)	(11,503)	M
								14,857,483	14,040,289
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$2,624,955	2,540,724	2,609,651	J/O

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$2,196,804	2,121,989	2,122,112

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$—	$(6,144)	$(6,240)	M
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$—	(9,829)	(9,984)	M
								2,106,016	2,105,888
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.58%	8/5/2026	$1,426,545	1,408,310	1,440,810
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.58%	8/5/2026	$3,845,680	3,796,806	3,884,137
								5,205,116	5,324,947
Media
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	—	3.75%	8.56%	10/20/2025	$660,333	607,506	613,284	O
NEP Group, Inc. et al	Second Lien Term Loan	LIBOR(M)	—	7.00%	11.84%	10/19/2026	$3,131,760	2,933,215	2,501,493	O
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.69%	8/31/2023	$378,100	375,239	362,220
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.55%	8/23/2026	$3,620,505	3,565,388	3,338,105	D
								7,481,348	6,815,102
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.27%	11/30/2026	$10,038,424	9,851,172	9,702,136
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	PRIME	1.00%	4.50%	12.50%	11/30/2026	$67,004	51,338	44,558	M
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	10.78%	12/23/2026	$3,525,051	3,424,101	3,424,234
								13,326,611	13,170,928
Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	12.43%	4/26/2030	$5,007,465	4,919,252	4,306,420
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	12.34%	5/14/2029	$5,000,000	4,964,405	4,695,000
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.05%	8/18/2028	$11,060,029	10,881,821	10,979,291	D
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.05%	8/18/2028	$113,096	113,096	91,651	D/M
ICIMS, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.75%	11.55%	8/18/2028	$—	(16,550)	(7,689)	M
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.61%	2/17/2025	$9,892,491	9,770,571	9,684,749	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.61%	2/17/2025	$5,300,000	5,241,648	5,188,700	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(M)	1.50%	7.00%	12.00%	3/1/2024	$300,000	298,463	302,700
TLE Holdings, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	10.34%	6/28/2024	$3,810,367	3,608,119	3,696,056
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	10.34%	6/28/2024	$975,407	923,634	946,144
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.59%	8/4/2026	$1,064,655	1,059,885	1,019,407
								41,764,344	40,902,429
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	11.14%	3/2/2026	$1,866,667	1,866,667	1,840,533	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.42%	3/21/2027	$4,661,332	4,580,726	4,617,050
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	11.42%	3/21/2027	$—	27,520	(63,964)	M
								6,474,913	6,393,619
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.77%	4/8/2025	$15,000,000	14,871,806	14,820,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.16%	12/29/2027	$1,886,941	1,854,706	1,773,725	O
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.80%	12/29/2026	$435,181	360,370	373,548	M
								2,215,076	2,147,273
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.42%	12/29/2025	$2,416,867	2,400,423	2,380,856
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.46%	12/29/2025	$1,054,373	1,029,591	1,038,662
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.87%	3/11/2027	$8,673,018	8,600,911	8,666,947
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.82%	4/13/2027	$4,485,179	4,429,432	4,251,950	D
Aras Corporation	First Lien Revolver	LIBOR(Q)/(S)	1.00%	6.50%	11.48%	4/13/2027	$204,763	200,597	188,791	M

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.57%	4/30/2026	$4,918,151	$4,823,600	$4,868,970
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	1.00%	6.75%	14.75%	4/30/2026	$519,073	506,282	512,503	M
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(Q)	—	7.75%	12.70%	9/3/2027	$4,809,535	4,765,742	4,564,249
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.16%	9/8/2027	$2,833,333	2,800,291	2,748,617
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.16%	9/8/2027	$54,686	53,351	46,381	M
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	11.09%	9/8/2027	$273,311	270,169	265,005	M
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$5,131,318	5,003,092	5,003,035
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$—	(12,817)	(12,828)	M
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.37%	1/6/2026	$1,893,754	1,880,638	1,887,504	H/J
Elastic Path Software Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.63%	1/6/2026	$961,395	952,974	958,222	H/J
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.50% PIK	11.64%	8/30/2028	$365,071	357,694	349,008	D
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.39%	8/30/2028	$—	(729)	(1,578)	M
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	12.23%	5/6/2026	$1,539,384	1,526,531	1,520,295
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	12.39%	5/6/2026	$1,539,384	1,527,499	1,520,295
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.77%	7/9/2029	$1,979,981	1,945,412	1,957,211	D
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.63%	7/9/2029	$1,529,688	1,501,895	1,512,096	D
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.15%	7/9/2029	$—	(6,284)	(4,011)	M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)/SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.78%	12/17/2027	$1,851,205	1,813,177	1,797,705	D/T
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.85%	12/17/2027	$100,000	97,472	92,293	D/M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.85%	12/17/2027	$—	(2,104)	(3,853)	M
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	8.00%	12.70%	8/5/2028	$7,017,052	6,854,853	6,848,643
Kaseya Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$7,444,189	7,342,711	7,280,417
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$—	(3,037)	(10,011)	M
Kaseya Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$—	(6,076)	(10,011)	M
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.53%	11/1/2027	$2,117,405	2,076,439	2,095,596	D
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.15%	9/15/2025	$2,349,466	2,322,370	2,294,253
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	9/24/2026	$1,539,408	1,517,240	1,484,451
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.22%	5/9/2028	$5,756,262	5,655,592	5,706,183	D/H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.22%	5/9/2028	$—	(10,031)	(5,119)	H/J/M
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.69%	3/31/2027	$3,828,161	3,775,269	3,751,597	D/H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.69%	3/31/2027	$—	(5,476)	(8,192)	D/H/J/M
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.13%	11.28%	8/31/2027	$4,604,877	4,529,045	4,521,989
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	LIBOR(Q)	1.00%	6.13%	11.28%	8/31/2026	$—	(4,711)	(5,930)	M
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.31%	8/2/2027	$7,632,881	7,490,326	7,403,894
Tessian Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.29%	3/15/2028	$2,236,105	2,191,383	2,191,383	H/J
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$5,190,354	5,092,818	5,086,547	D
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$—	(12,208)	(25,952)	D/M
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.38%	11/22/2028	$—	(10,067)	(10,686)	M
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.28%	12/21/2027	$1,568,135	1,544,081	1,472,479	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.28%	12/21/2027	$—	(2,136)	(22,593)	D/M
Zilliant Incorporated	First Lien Revolver	LIBOR(M)	0.75%	6.00%	10.78%	12/21/2027	$—	(2,336)	(9,037)	M
								96,800,888	96,138,226

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	10.66%	2/12/2025	$3,626,473	$3,382,505	$3,482,540	O
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	986,517	961,000
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.71%	7/2/2026	$7,101,799	7,006,231	6,768,015
								11,375,253	11,211,555
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.95%	2/17/2026	$10,842,857	10,699,116	10,593,471	H/J

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.06%	9/8/2027	$9,862,348	9,743,212	9,915,604
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.25%	11.06%	9/8/2027	$—	(17,386)	—	M
								9,725,826	9,915,604
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	SOFR(M)	0.75%	7.50%	12.41%	4/8/2027	$3,539,347	3,484,279	3,435,644
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	SOFR(M)	0.75%	7.50%	12.41%	4/8/2027	$—	(6,080)	(34,568)	M
								3,478,199	3,401,076
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	11.41%	9/17/2026	$4,925,000	4,834,329	4,811,233	H/J

Total Debt Investments - 181.2% of Net Assets								616,407,817	579,429,055

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Issuer(N/P)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	35,684	C/I
					1,862,881	35,684
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,598	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,598	—
Diversified Consumer Services
Elevate Brands Holdco Inc.	Warrants to Purchase Common Stock		3/14/2032	66,428	—	32,026	C/I
Elevate Brands Holdco Inc.	Warrants to Purchase Preferred Stock		3/14/2032	33,214	—	25,827	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	97,285	C/H/I/J
PerchHQ LLC	Warrants to Purchase Common Stock		10/15/2027	45,283	—	122,264	C/I/K
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	599,690	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares		4/28/2028	56	—	321,178	C/H/I/J
					—	1,198,270
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/Q
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	76,926	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	782	C/H/I/J
					47,236,233	77,708
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	4,373,400	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	262,350	C/I
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units		3/6/2033	1,652	—	—	C/I
					100,544	262,350
Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	—	—	C/L

Oil, Gas & Consumable Fuels
TER Management Resources, LLC (fka ETX Energy Management Company, LLC)	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
Trailblazer Energy Resources, LLC (fka ETX Energy, LLC)	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/K
					—	—
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	2,087	—	10,393	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,849,283	2,397,143	D/I

Total Equity Securities - 2.6% of Net Assets					59,098,449	8,354,948

Total Investments - 183.8% of Net Assets					$675,506,266	$587,784,003

Cash and Cash Equivalents - 1.6% of Net Assets						$5,164,450

Total Cash and Investments - 185.4% of Net Assets						$592,948,453

	Interest Rate Swap as of March 31, 2023(U)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(1,165,514)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Notes to Consolidated Schedules of Investments:

(A)
Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)
Pursuant to Rule 2a-5 under the Investment Company Act of 1940 (the "1940 Act"), the Company's Board of Directors designated the Advisor as the valuation designee to perform certain fair value functions, including performing fair value determinations. See Note 2 for further details.
(C)
Non-income producing equity securities at March 31, 2023.
(D)
Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective interest method.
(E)
Approximately 99.5% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 94.1% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2023 of all contracts within the specified loan facility. LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(I)
Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 2.6% of the Company’s net assets at March 31, 2023. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of March 31, 2023:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Elevate Brands Holdco Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
PerchHQ LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023

(J)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2023, approximately 16.1% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.
(K)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Trailblazer Energy Resources, LLC (fka ETX Energy, LLC) and PerchHQ LLC and thus non-controlled, non-affiliated investments.
(L)
The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of MBS Parent, LLC and thus a non-controlled, non-affiliated investment.
(M)
Position or associated portfolio company thereof has an unfunded commitment as of March 31, 2023 (see Note 9). Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(N)
Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(O)
Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)
The Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(Q)
The investment is on non-accrual status as of March 31, 2023 and therefore non-income producing. At March 31, 2023, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 2.7% and 11.3% of the Company's debt and preferred stock investments at fair value and amortized cost, respectively.
(R)
This investment will have a first lien security interest after the senior tranches are repaid.
(S)
Total coupon includes default interest of 2.00%.
(T)
Portions of the loan bear interest using a combination of LIBOR, SOFR and/or at the Prime rate. The total coupon represents the weighted average interest rate at March 31, 2023 of all contracts within the loan facility.
(U)
Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2023

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at March 31, 2023
AGY Equity, LLC:
Class A Preferred Stock	$—	$—	$—	$—	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	31,794	1,956,190	—	—	112,178	(2,068,368)	—	(5)
Delayed Draw Term Loan, First Lien	—	—	—	—	—	—	—	(5)
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	1,618,248	(441,906)	(864,398)	—	(311,944)	—	(5)
Totals	$31,794	$3,574,438	$(441,906)	$(864,398)	$112,178	$(2,380,312)	$—

(1)
The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the three months ended March 31, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new purchases, PIK income, or amortization of original issue and market discounts for the three months ended March 31, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the three months ended March 31, 2023.
(5)
Investment no longer held as of March 31, 2023.

There is no aggregate fair value of non-controlled, affiliated investments at March 31, 2023.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at March 31, 2023
Gordon Brothers Finance Company:
Unsecured Debt	$—	$15,228,000	$—	$445,000	$—	$—	$15,673,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$15,228,000	$—	$445,000	$—	$—	$15,673,000

(1)
The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the three months ended March 31, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new purchases, PIK income, or amortization of original issue and market discounts for the three months ended March 31, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the three months ended March 31, 2023.

The aggregate fair value of controlled investments at March 31, 2023 represents 4.9% of the Company’s net assets.

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

Unaudited Interim Consolidated Financial Statements

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

The interim financial information at March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Valuation Designee using a consistently applied valuation process in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, cyclical, geopolitical and other events and conditions such as the COVID-19 pandemic and the Russian military invasion of Ukraine, rising interest rates and risks related to inflation and credit risk, that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

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

At March 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	31,942,506	—	—	31,942,506
3	Valuation sources that employ significant unobservable inputs	525,892,549	21,594,000	8,354,948	555,841,497
Total		$557,835,055	$21,594,000	$8,354,948	$587,784,003

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$484,666,491	Income approach	Discount rate	12.5% - 13.3% (13.0%)
	39,443,010	Market quotations	Indicative bid/ask quotes	1 (1)
	1,783,048	Option Pricing Model	Implied volatility	60.0% - 70.0% (65.0%)
			Term	1.5 years - 2.5 years (2.0 years)
			EBITDA/Revenue multiples	1.8x - 2.3x (2.0x)
Other Corporate Debt	21,594,000	Income approach	Discount rate	13.9% - 15.3% (14.6%)
Equity	1,426,457	Option Pricing Model	EBITDA/Revenue multiples	2.3x - 2.8x (2.5x)
			Implied volatility	58.0% - 68.0% (63.0%)
			Term	1.6 years - 2.7 years (2.2 years)
	4,373,400	Market comparable companies	EBITDA multiples	5.8x - 6.8x (6.3x)
	2,397,143	Income approach	Discount rate	13.4% - 13.9% (13.7%)
	157,948	Market comparable companies	Revenue multiples	2.4x - 2.7x (2.6x)
$555,841,497

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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2023 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$494,932,878	$21,782,823	$10,223,080	$526,938,781
Net realized and unrealized gains (losses)	(708,171)	587,461	(1,642,530)	(1,763,240)
Acquisitions(1)	37,089,359	1,852	86,342	37,177,553
Dispositions	(4,526,748)	(778,136)	(311,944)	(5,616,828)
Transfers into Level 3(2)	4,586,000	—	—	4,586,000
Transfers out of Level 3(3)	(5,480,769)	—	—	(5,480,769)
Ending balance	$525,892,549	$21,594,000	$8,354,948	$555,841,497

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,144,875)	$518,148	$(336,225)	$(962,952)

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

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar. There were no investments denominated in foreign currency as of March 31, 2023 and December 31, 2022.

Derivative Instruments:

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2023 and December 31, 2022.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2023 and December 31, 2022 represented 0.5% and 0.6% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the interest rate swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at March 31, 2023 and December 31, 2022.

Changes in the fair value of the swap contract are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at March 31, 2023 and December 31, 2022. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

Debt Issuance Costs

Certain costs incurred in connection with the issuance and/or extension of debt of the Company and its subsidiaries were capitalized and are being amortized on a straight-line basis over the estimated remaining life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of dividends is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Dividends can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2022, the Company had non-expiring capital loss carryforwards in the amount of $401,155,603 available to offset future realized capital gains.

At December 31, 2022, gross unrealized appreciation and depreciation based on the cost of the Company's investments for U.S. federal income tax purposes were as follows:

December 31, 2022
Tax basis of investments	$615,741,586

Unrealized appreciation	49,398,479
Unrealized depreciation	(95,970,114)
Net unrealized depreciation(1)	$(46,571,635)

(1)
Includes net unrealized depreciation on the Company's Interest Rate Swap.

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
3. Management Fees, Incentive Fees and Other Expenses

Investment Management Agreement

On May 2, 2020, the Company and the Advisor amended and restated the previous investment management agreement (the “Current Management Agreement”), which reduced the Company’s base management fee (“Management Fee”) and incentive management fee (“Incentive Fee”) rates, which are further described below. For terms prior to the Current Management Agreement, refer to the Company’s Form 10-K as filed with the SEC on March 1, 2023.

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

For the three months ended March 31, 2023 and 2022, the Company incurred $2,130,472 and $2,059,864, respectively, in Management Fees under the Current Management Agreement.

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

For the three months ended March 31, 2023 and 2022, the Company incurred $1,875,903 and $19,013, respectively, in Incentive Fees on income. As of March 31, 2023 and December 31, 2022, there was $5,279,252 and $3,403,349, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $5,279,252 at March 31, 2023 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three months ended March 31, 2023 and 2022 were zero and $(471,501), respectively. The Company did not have an accrued balance at March 31, 2023 and December 31, 2022.

For purposes of calculating the Incentive Fee based on capital gains, “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year. Capital gains and losses are calculated using the difference between the proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Advisers Act by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

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

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 220% and 225%, respectively.

Total debt outstanding and available at March 31, 2023 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$172,000,000	$93,000,000	(3)	$265,000,000	(4)
2025 Private Placement Notes (1)	2025	Fixed/Variable	(5)	91,086,695	—		91,086,695
Debt, net of unamortized issuance costs				$263,086,695	$93,000,000		$356,086,695

(1)
The carrying value of 2025 Private Placement Notes was comprised of the following:

March 31, 2023
Principal amount of debt	$92,000,000
Unamortized issuance costs	(913,305)
Carrying value	$91,086,695

(2)
The applicable margin for LIBOR-based borrowings could be either 2.00% or 2.25% depending on a ratio of the borrowing base to certain committed indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain committed indebtedness.
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

The Company’s weighted average outstanding debt balance during the three months ended March 31, 2023 and 2022 was $262,638,335 and $207,996,869, respectively. The maximum amounts borrowed during the three months ended March 31, 2023 and 2022 were $275,043,072 and $214,502,411, respectively.

The weighted average annual interest cost, including the amortization of debt issuance costs for the three months ended March 31, 2023 and 2022 was 7.11% and 4.89%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40%.

Total expenses related to debt for the three months ended March 31, 2023 and 2022 included the following:

	Three Months Ended March 31,
	2023	2022
Stated interest expense	$4,410,135	$2,166,898
Amortization of deferred debt issuance costs	196,047	343,082
Total interest expense	4,606,182	2,509,980
Commitment and credit facility fees	112,049	218,971
Total	$4,718,231	$2,728,951

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

The carrying and fair values of the Company’s outstanding debt as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$172,000,000	$155,660,000	$162,000,000	$146,610,000
2025 Private Placement Notes	91,086,695	87,713,790	91,003,161	89,074,810
Total	$263,086,695	$243,373,790	$253,003,161	$235,684,810

At March 31, 2023, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the three months ended March 31, 2023 and 2022, the Company did not make any periodic payments. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the Interest Rate Swap had a fair value of $(1,165,514) and $(1,332,299), respectively, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

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

Prior to the adoption of ASU 2020-06, the Company determined that the embedded conversion options in the 2022 Convertible Notes were not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid-in-capital in the accompanying Consolidated Statements of Assets and Liabilities. As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and before its maturity, had begun accounting for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $4,337,631, offset by a decrease to accumulated loss of $3,888,233 as of January 1, 2022, and an increase to the carrying value of the 2022 Convertible Notes of $449,398.

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

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2023 and 2022 totaled $37,614,313 and $44,012,876, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2023 and 2022 totaled $20,718,777 and $78,654,133, respectively.

At March 31, 2023, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$986,517	$961,000
Unsecured debt	37,686,148	15,673,000
Subordinated debt	5,000,000	4,960,000
Senior secured loans:
First lien	489,117,587	482,107,901
Second/other priority lien	83,617,565	75,727,154
Total senior secured loans	572,735,152	557,835,055
Preferred stock	40,613,566	2,397,143
Common stock	10,611,548	—
Limited partnership/limited liability company interests	7,757,987	4,373,400
Equity warrants/options	115,348	1,584,405
Total investments	$675,506,266	$587,784,003

At December 31, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,920,592	$1,624,823
Unsecured debt	37,686,148	15,228,000
Subordinated debt	5,000,000	4,930,000
Senior secured loans:
First lien	455,458,846	447,490,518
Second/other priority lien	98,468,621	90,992,663
Total senior secured loans	553,927,467	538,483,181
Preferred stock	40,527,223	2,354,224
Common stock	10,611,548	—
Limited partnership/limited liability company interests	8,511,838	5,991,648
Equity warrants/options	115,348	1,877,208
Total investments	$658,300,164	$570,489,084

Industry Composition

The Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at March 31, 2023 and December 31, 2022.

Industry	March 31, 2023	December 31, 2022
Software	16.4%	15.2%
Diversified Financial Services	14.8	14.5
Internet Software & Services	12.1	11.1
Diversified Consumer Services	8.1	8.3
Professional Services	7.0	7.2
Health Care Technology	4.3	4.4
Health Care Providers & Services	3.6	3.7
Construction & Engineering	2.9	2.6
Road & Rail	2.5	2.6
Insurance	2.5	2.5
IT Services	2.4	2.5
Containers & Packaging	2.4	2.5
Paper & Forest Products	2.2	1.7
Specialty Retail	1.9	1.9
Hotels, Restaurants & Leisure	1.9	0.9
Technology Hardware, Storage & Peripherals	1.8	1.8
Textiles, Apparel & Luxury Goods	1.7	1.7
Consumer Finance	1.3	1.3
Media	1.2	1.0
Commercial Services & Supplies	1.1	1.1
Real Estate Management & Development	1.1	1.1
Trading Companies & Distributors	1.0	1.0
Internet & Catalog Retail	1.0	1.0
Machinery	0.9	0.9
Wireless Telecommunication Services	0.8	0.8
Household Durables	0.7	0.8
Leisure Products	0.4	0.5
Building Products	0.4	0.4
Automobiles	0.4	0.4
Semiconductors & Semiconductor Equipment	0.4	0.4
Life Sciences Tools & Services	0.4	0.4
Distributors	0.3	0.4
Capital Markets	0.1	0.2
Health Care Equipment & Supplies	—	2.5
Metals & Mining	—	0.6
Electrical Equipment	—	0.1
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at March 31, 2023 and December 31, 2022. The geographic composition is determined by several factors including the location of the corporate headquarters and the country of registration of the portfolio company.

Geography	March 31, 2023	December 31, 2022
United States	84.3%	85.4%
United Kingdom	7.4	7.2
Germany	3.6	3.7
Canada	1.1	1.1
Switzerland	1.0	1.0
Netherlands	1.0	—
Slovenia	0.9	0.9
Australia	0.7	0.7
Totals	100.0%	100.0%

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

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2023 and 2022, the Company incurred $17,093 and $25,819, respectively, for its share of office space rental, which is included in investment advisor expenses on the Consolidated Statements of Operations.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three months ended March 31, 2023 and 2022 were $255,019 and $89,684, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2023 and 2022, the Company incurred $292,634 and $365,507, respectively, for such administrative services expenses.

Advisor Stock Transactions

At March 31, 2023 and December 31, 2022, BCIA did not own any shares of the Company. At both March 31, 2023 and December 31, 2022, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the three months ended March 31, 2023 and 2022, declared dividends to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
February 28, 2023	March 16, 2023	April 6, 2023	Regular	$0.10	$7,257,191	$768,930

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261

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

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. At the Company's special meeting of stockholders held on May 3, 2022, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current NAV per share for a 12-month period expiring on the anniversary of the date of stockholder approval.

On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 31, 2023, 8,000,000 shares remained available for repurchase.

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2023.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2022:

March 31, 2022	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	106,308	$4.14	$440,237

Since inception of the original repurchase plan through March 31, 2023, the Company has purchased 11,909,890 shares of its common stock on the open market for $73,373,702, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net increase in net assets resulting from operations	$8,517,397	$5,522,374
Weighted average shares outstanding – basic and diluted (1)	72,571,907	73,822,190
Earnings (loss) per share – basic and diluted	$0.12	$0.07

(1)
No adjustments for interest or incremental shares on the 2022 Convertible Notes were included for the three months ended March 31, 2022 because the effect would be antidilutive.

Diluted earnings per share is computed using the if-converted method, which assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2023 and December 31, 2022, the Company had unfunded commitments of $58.9 million across 48 portfolio companies and $72.1 million across 51 portfolio companies, respectively. The aggregate fair value of unfunded commitments at March 31, 2023 and December 31, 2022 was $57.9 million and $70.0 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$4.39	$4.73

Investment Operations:
Net investment income, before incentive fees	0.15	0.08
Incentive fees(1)	(0.03)	0.01
Net investment income(1)	0.12	0.09
Net realized and unrealized gain (loss)	—	(0.01)
Total from investment operations	0.12	0.08

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	—	(0.01)

Dividends to stockholders(3)	(0.10)	(0.10)

Net asset value, end of period	$4.41	$4.70

Market price at end of period	$3.45	$4.21
Total return based on market price(4)	(2.00)%	7.70%
Total return based on net asset value(5)	3.29%	1.68%
Shares outstanding at end of period	72,571,907	73,770,679

Ratios to average net assets(6):
Operating expenses, before incentive fees	4.19%	3.97%
Interest and other debt related expenses	5.98%	3.18%
Total expenses, before incentive fees	10.17%	7.15%
Incentive fees(1)	0.59%	(0.13)%
Total expenses, after incentive fees	10.76%	7.02%
Net investment income	13.02%	7.17%

Net assets at end of period	$319,782,559	$346,904,442
Portfolio turnover rate	4%	8%
Weighted average interest rate on debt(7)	7.11%	4.89%
Weighted average debt outstanding	$262,638,335	$207,996,869
Weighted average shares outstanding	72,571,907	73,822,190
Weighted average debt per share(8)	$3.62	$2.82

(1)
For the three months ended March 31, 2023, net investment income per share amount displayed above is net of incentive fees based on income of $0.03 per share or 0.59% of average net assets. For the three months ended March 31, 2022, net investment income per share amount displayed above is net of a reversal of hypothetical liquidation basis GAAP incentive fees on capital gains of $(0.01) per share, or (0.14)% of average net assets, and is also net of incentive fees based on income.
(2)
The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 4).
(3)
For the three months ended March 31, 2023, it is estimated that all of the $7.3 million declared dividends were from net investment income based on book income. The amount of dividend related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations (see Note 2).
(4)
Total return based on market value is calculated by determining the percentage change in market value per share during the period and assuming that the shares are purchased at market price at the beginning of the period and the dividends are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.
(5)
Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period and assuming that the shares are purchased at market price at the beginning of the period and the dividends are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.
(6)
Annualized, except for incentive fees.
(7)
Weighted average interest rate on debt includes contractual interest and amortization of debt issuance costs (see Note 4).
(8)
Weighted average debt per share is calculated as weighted average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11. Subsequent events

On April 26, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on July 6, 2023 to stockholders of record at the close of business on June 15, 2023.

Due to the transition away from LIBOR indices and the discontinuation of publication of the U.S. Dollar LIBOR benchmarks effective June 30, 2023, the Company entered into an amendment to its Credit Facility on April 26, 2023 to remove and replace the LIBOR-based interest rate benchmark provisions with customary SOFR-based interest rate benchmark provisions plus a negotiated credit spread adjustment of 0.10%. Other material terms of the Credit Facility were otherwise unchanged.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2023, approximately 16.1% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently adopted accounting pronouncements, if applicable. Management considers Investment Valuation to be an area deemed a critical accounting policy as a result of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate fair value. Pursuant to Rule 2a-5 (the "Rule") under the 1940 Act, the Company’s Board has designated the Advisor as the Company’s Valuation Designee to perform certain fair value functions, including performing fair value determinations, and has reviewed and approved amended policies and procedures adopted by BCIA to seek to ensure compliance with the requirements of the Rule as part of such designation. The Valuation Designee will provide quarterly valuation reporting and notifications on any material valuation matters to the Board as required under the Rule (see Note 2 to the consolidated financial statements).

Financial and operating highlights

At March 31, 2023:

Investment portfolio, at fair value: $587.8 million

Net assets: $319.8 million

Indebtedness, excluding deferred issuance costs: $264.0 million

Net asset value per share: $4.41

Portfolio Activity for the Three Months Ended March 31, 2023:

Cost of investments during period, including PIK: $37.6 million

Sales, repayments and other exits during period: $20.7 million

Number of portfolio companies at end of period: 121

Operating Results for the Three Months Ended March 31, 2023:

Net investment income per share: $0.12

Dividends declared per share: $0.10

Basic earnings (loss) per share: $0.12

Net investment income: $8.9 million

Net realized and unrealized gain (loss): $(0.3) million

Net increase (decrease) in net assets from operations: $8.5 million

Net investment income per share, as adjusted1: $0.12

Basic earnings (loss) per share, as adjusted1: $0.12

Net investment income, as adjusted1: $8.9 million

Net increase (decrease) in net assets from operations, as adjusted1: $8.5 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of the accrued hypothetical liquidation basis incentive fee expense reversal based on capital gains that was recorded, as required by GAAP, if any, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended March 31, 2023.

Portfolio and investment activity

We invested approximately $37.6 million, including PIK, during the three months ended March 31, 2023. The new investments consisted of senior secured loans secured by first lien ($37.5 million, or 99.8%) and equity securities ($0.1 million, or 0.2%). Additionally, we received proceeds from sales, repayments and other exits of approximately $20.7 million during the three months ended March 31, 2023.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2023, our portfolio of $587.8 million (at fair value) consisted of 121 portfolio companies and was invested approximately 95% in senior secured loans, 4% in unsecured or subordinated debt securities, 1% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.6 million at March 31, 2023. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments at fair value comprised approximately 13% of our portfolio at March 31, 2023. At December 31, 2022, our portfolio of $570.5 million (at fair value) consisted of 116 portfolio companies and was invested 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.7 million at December 31, 2022. Our largest portfolio company investment at fair value was approximately $24.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2022.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events, which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At March 31, 2023, our top three industry concentrations at fair value consisted of Software (16.4%), Diversified Financial Services (14.8%), and Internet Software & Services (12.1%). At December 31, 2022, our top three industry concentrations at fair value consisted of Software (15.2%), Diversified Financial Services (14.5%) and Internet Software & Services (11.1%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	12.4%	11.1%	11.9%	10.6%
Senior secured loans	12.9%	12.9%	12.4%	12.4%
Other debt securities	3.6%	1.8%	3.4%	1.7%
Debt and income producing equity securities	12.5%	12.1%	12.0%	11.6%

(1)
Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the three months ended March 31, 2023 and 2022, the total return based on net asset value was 3.3% and 1.7%, respectively. For the three months ended March 31, 2023 and 2022, the total return based on market price was (2.0)% and 7.7%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all dividends reinvested, if any. Dividends are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.35 at March 31, 2023 and 1.33 at December 31, 2022. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Grade 1	$418,829,528	$422,813,958
Grade 2	139,494,374	117,689,506
Grade 3	9,413,701	9,675,397
Grade 4	15,673,000	15,936,823
Not Rated(1)	4,373,400	4,373,400
Total investments	$587,784,003	$570,489,084

(1)
The 'Not Rated' category at March 31, 2023 and December 31, 2022 consists primarily of the Company’s residual equity investment in Stitch Holdings, L.P. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons for the three months ended March 31, 2023 and 2022.

Investment income

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income
Interest and fees on senior secured loans	$18,404,137	$11,968,684
Interest and fees on other debt securities	193,928	135,907
Interest earned on short-term investments, cash equivalents	79,558	1,814
Dividends on equity securities	86,342	75,882
Total investment income	$18,763,965	$12,182,287

Total investment income for the three months ended March 31, 2023 increased $6.6 million, or 54.0%, as compared to the three months ended March 31, 2022. The increase was primarily due to a 41.1% increase in the weighted average yield on senior secured loans period over period as a result of a higher interest rate environment, and a 14.7% higher average balance in senior secured loans, at amortized cost, during the three months ended March 31, 2023. The increased balance of senior secured loans is primarily due to net deployments during 2022 and the three months ended March 31, 2023, which were substantially all in senior secured debt.

Expenses

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating expenses
Interest and other debt expenses	$4,718,231	$2,728,951
Management fees	2,130,472	2,059,864
Incentive fees on income	1,875,903	19,013
Incentive fees on capital gains	—	(471,501)
Administrative expenses	292,634	365,507
Professional fees	193,427	302,857
Insurance expense	160,957	199,758
Director fees	149,625	153,125
Investment advisor expenses	17,093	25,819
Other operating expenses	364,131	303,799
Total expenses	$9,902,473	$5,687,192

Total expenses increased $4.2 million, or 74.1%, for the three months ended March 31, 2023 from the comparable period in 2022, primarily due to increases in interest and other debt expenses and Incentive Fees on income during the three months ended in March 31, 2023, and the reversal of previously accrued Incentive Fees on capital gains as required by GAAP during the three months ended March 31, 2022.

Interest and other debt expenses increased approximately $2.0 million, or 72.9%, for the three months ended March 31, 2023 from the comparable period in 2022 due to an increase in the average debt outstanding period over period, and a higher interest rate environment (see Note 4 to the consolidated financial statements).

Incentive fees on income increased approximately $1.9 million for the three months ended March 31, 2023 from the comparable period in 2022 due to higher pre-incentive fee net investment income in excess of the hurdle period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis Incentive Fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was zero and $(0.5) million during the three months ended March 31, 2023 and 2022, respectively. The Company did not have an accrued balance at March 31, 2023 and December 31, 2022.

Net investment income

Net investment income was $8.9 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase of approximately $2.4 million, or 36.4%, was due to a $6.6 million increase in total investment income, partially offset by a $4.2 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) recorded for the three months ended March 31, 2023 was $(0.6) million, due to the full sales of our positions in Kemmerer Holdings, LLC and Advanced Lighting Technologies, LLC. Net realized gain (loss) for the three months ended March 31, 2022 was approximately $0.8 million, primarily due to escrow proceeds received from SVP– Singer Holdings, LP, which was exited during 2021.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2023 and 2022, the change in net unrealized appreciation or depreciation on our investments and Interest Rate Swap was an increase in net unrealized appreciation of $0.3 million and an increase in net unrealized depreciation of $(1.8) million, respectively. The increase in net unrealized depreciation for the three months ended March 31, 2022 was primarily due to a $(0.9) million increase in valuation depreciation in our investment in Stitch Holdings L.P. and spread widening during the quarter.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended March 31, 2023 and 2022 was approximately $8.5 million and $5.5 million, respectively. The increase is primarily due to a $2.4 million increase in net investment income and a $0.6 million decrease in net realized and unrealized loss period-over-period.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
GAAP Basis:
Net Investment Income	$8,861,492	$6,495,095
Net Investment Income per share	0.12	0.09
Addback: GAAP incentive fee (reversal) based on capital gains	—	(471,501)
Addback: GAAP incentive fee based on Income	1,875,903	19,013
Pre-Incentive Fee[1]:
Net Investment Income	$10,737,395	$6,042,607
Net Investment Income per share	0.15	0.08
Less: Incremental incentive fee based on Income	(1,875,903)	(19,013)
As Adjusted[2]:
Net Investment Income	$8,861,492	$6,023,594
Net Investment Income per share	0.12	0.08

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees (if any). Such fees have been accrued (reversed) but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains (if any), and to include only the incremental incentive fee based on income (if any). Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three month periods ended March 31, 2023 and 2022, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2023, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the three months ended March 31, 2023 was $(7.1) million. Our use of cash from operating activities during the period primarily consisted of $(16.0) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities during the three months ended March 31, 2023 was $2.7 million. Our sources of cash from financing activities consisted of $10.0 million in net debt borrowings under the Credit Facility. Our uses of cash consisted of cash dividends paid to stockholders of $(7.3) million.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2023 and December 31, 2022, we were obligated to existing portfolio companies for unfunded commitments of $58.9 million across 48 portfolio companies and $72.1 million across 51 portfolio companies, respectively.

As of March 31, 2023, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2023 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$172.0	$—	$172.0	$—	$—
2025 Private Placement Notes	92.0	—	92.0	—	—
Interest and Debt Related Payables	1.3	1.3	—	—	—

(1)
At March 31, 2023, $93.0 million remained undrawn under our Credit Facility.

Dividends

Our quarterly dividends, if any, are determined by our Board. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since March 2021:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023
$0.10	June 15, 2023	July 6, 2023

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

We may, at our discretion, carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2022.

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividend are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend per share paid on April 6, 2023, the Company estimated that $0.10 was sourced from net investment income and there was no return of capital paid based on book income. For reporting purposes on the Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2022, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current NAV per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these dividends from time to time. Also, we may be limited in our ability to make dividends due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On April 26, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on July 6, 2023 to stockholders of record at the close of business on June 15, 2023.

Due to the transition away from LIBOR indices and the discontinuation of publication of the U.S. Dollar LIBOR benchmarks effective June 30, 2023, the Company entered into an amendment to its Credit Facility on April 26, 2023 to remove and replace the LIBOR-based interest rate benchmark provisions with customary SOFR-based interest rate benchmark provisions plus a negotiated credit spread adjustment of 0.10%. Other material terms of the Credit Facility were otherwise unchanged.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2023, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 94% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2023, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)(2)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$14.4	$0.20
Up 300 basis points	$10.8	$0.15
Up 200 basis points	$7.2	$0.10
Up 100 basis points	$3.6	$0.05
Down 100 basis points	$(3.6)	$(0.05)

(1)
Excludes the impact of incentive fees based on income
(2)
Per share amounts based on the weighted average shares outstanding for the most recent quarter.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, Federal Deposit Insurance Corporation ("FDIC"), Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the FDIC was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from the Advisor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share in each fiscal quarter for the first quarter of the year ended December 31, 2023, the year ended December 31, 2022 and the year ended December 31, 2021. On March 31, 2023, the reported closing price of our common stock was $3.45 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Dividends
Fiscal Year ended December 31, 2023
First Quarter	$4.41	$3.81	$3.30	(14)%	(25)%	$0.10
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Third Quarter	$4.56	$4.02	$3.38	(12)%	(26)%	$0.10
Fourth Quarter	$4.39	$3.90	$3.42	(11)%	(22)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10

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

10.1*

Seventh Amendment, dated as of April 26, 2023, by and among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citibank, N.A., as administrative agent.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: May 1, 2023	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: May 1, 2023	By:	/s/ Chip Holladay
Chip Holladay
Interim Chief Financial Officer and Treasurer