Form 10-Q
period 2023-06-30
BlackRock Capital Investment Corp
filed 2023-08-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 1, 2023 was 72,571,907.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $605,038,194 and $569,528,145)	$580,838,411	$551,686,646
Non-controlled, affiliated investments (cost of $1,139,598 and $3,849,638)	—	3,574,438
Controlled investments (cost of $84,419,465 and $84,922,381)	14,999,000	15,228,000
Total investments at fair value (cost of $690,597,257 and $658,300,164)	595,837,411	570,489,084
Cash and cash equivalents	12,405,398	9,531,190
Interest, dividends and fees receivable	6,836,319	5,515,446
Due from broker	2,097,000	1,946,507
Deferred debt issuance costs	1,347,337	1,055,117
Receivable for investments sold	36,986	12,096
Prepaid expenses and other assets	403,727	510,706
Total assets	$618,964,178	$589,060,146

Liabilities
Debt (net of deferred issuance costs of $828,843 and $996,839)	$283,171,157	$253,003,161
Dividends payable	7,257,191	7,257,191
Income incentive fees payable (see Note 3)	7,165,434	3,403,349
Management fees payable	2,221,908	2,186,540
Interest and debt related payables	1,698,635	738,719
Interest Rate Swap at fair value	1,445,045	1,332,299
Accrued administrative expenses	288,454	397,299
Payable for investments purchased	1,463	600,391
Accrued expenses and other liabilities	1,685,832	1,618,844
Total liabilities	304,935,119	270,537,793

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 issued and 72,571,907 outstanding	84,482	84,482
Paid-in capital in excess of par	850,199,351	850,199,351
Distributable earnings (losses)	(462,881,072)	(458,387,778)
Treasury stock at cost, 11,909,890 shares held	(73,373,702)	(73,373,702)
Total net assets	314,029,059	318,522,353
Total liabilities and net assets	$618,964,178	$589,060,146

Net assets per share	$4.33	$4.39

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$18,541,747	$11,646,011	$35,954,222	$23,252,914
PIK interest income:
Non-controlled, non-affiliated investments	999,236	126,140	2,028,467	249,158
Non-controlled, affiliated investments	—	116,572	31,794	232,468
PIK dividend income:
Non-controlled, non-affiliated investments	89,040	78,729	175,382	154,611
Other income:
Non-controlled, non-affiliated investments	311,438	301,503	515,561	562,091
Total investment income	19,941,461	12,268,955	38,705,426	24,451,242

Operating expenses
Interest and other debt expenses	5,482,450	2,860,691	10,200,681	5,589,642
Management fees	2,221,908	1,947,167	4,352,380	4,007,031
Incentive fees on income	1,886,182	69,343	3,762,085	88,356
Incentive fees on capital gains(1)	—	(1,073,068)	—	(1,544,569)
Director fees	299,375	153,125	449,000	306,250
Administrative expenses	288,454	299,262	581,088	664,769
Professional fees	249,734	207,489	443,161	510,346
Insurance expense	162,746	196,114	323,703	395,872
Investment advisor expenses	17,094	25,819	34,187	51,638
Other operating expenses	423,298	462,797	787,429	766,596
Total expenses	11,031,241	5,148,739	20,933,714	10,835,931

Net investment income(1)	8,910,220	7,120,216	17,771,712	13,615,311

Realized and unrealized gain (loss) on investments and Interest Rate Swap
Net realized gain (loss):
Non-controlled, non-affiliated investments	195,593	—	37,802	825,913
Non-controlled, affiliated investments	—	—	(441,906)	—
Net realized gain (loss)	195,593	—	(404,104)	825,913
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(6,866,500)	(9,875,353)	(6,358,284)	(12,412,374)
Non-controlled, affiliated investments	—	(352,787)	(864,398)	229,671
Controlled investments	(171,084)	766,458	273,916	922,387
Interest Rate Swap	(564,538)	(198,694)	(397,754)	(198,694)
Net change in unrealized appreciation (depreciation)	(7,602,122)	(9,660,376)	(7,346,520)	(11,459,010)
Net realized and unrealized gain (loss)	(7,406,529)	(9,660,376)	(7,750,624)	(10,633,097)

Net increase (decrease) in net assets resulting from operations	$1,503,691	$(2,540,160)	$10,021,088	$2,982,214

Net investment income per share—basic(1)	$0.12	$0.10	$0.24	$0.18
Earnings (loss) per share—basic(1)	$0.02	$(0.03)	$0.14	$0.04
Weighted average shares outstanding—basic	72,571,907	73,667,822	72,571,907	73,744,580
Net investment income per share—diluted(1)(2)	$0.12	$0.10	$0.24	$0.18
Earnings (loss) per share—diluted(1)(2)	$0.02	$(0.03)	$0.14	$0.04
Weighted average shares outstanding—diluted	72,571,907	87,860,082	72,571,907	89,329,839
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

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2022	72,571,907	$84,482	$850,199,351	$(458,387,778)	$(73,373,702)	$318,522,353
Net investment income	—	—	—	8,861,492	—	8,861,492
Net realized and unrealized gain (loss)	—	—	—	(344,095)	—	(344,095)
Dividends to common stockholders(2)	—	—	—	(7,257,191)	—	(7,257,191)
Balance at March 31, 2023	72,571,907	$84,482	$850,199,351	$(457,127,572)	$(73,373,702)	$319,782,559

Net investment income	—	—	—	8,910,220	—	8,910,220
Net realized and unrealized gain (loss)	—	—	—	(7,406,529)	—	(7,406,529)
Dividends to common stockholders(2)	—	—	—	(7,257,191)	—	(7,257,191)
Balance at June 30, 2023	72,571,907	$84,482	$850,199,351	$(462,881,072)	$(73,373,702)	$314,029,059

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973
Cumulative effect of adjustment for the adoption of ASU 2020-06(1)	—	—	(4,337,631)	3,888,233	—	(449,398)
Repurchase of common stock	(106,308)	—	—	—	(440,237)	(440,237)
Net investment income	—	—	—	6,495,095	—	6,495,095
Net realized and unrealized gain (loss)	—	—	—	(972,721)	—	(972,721)
Dividends to common stockholders(2)	—	—	—	(7,380,270)	—	(7,380,270)
Balance at March 31, 2022	73,770,679	$84,478	$848,022,547	$(432,272,960)	$(68,929,623)	$346,904,442

Repurchase of common stock	(420,083)	—	—	—	(1,586,451)	(1,586,451)
Issuance of common stock from the conversion of the 2022 Convertible Notes	3,546	4	29,996	—	—	30,000
Net investment income	—	—	—	7,120,216	—	7,120,216
Net realized and unrealized gain (loss)	—	—	—	(9,660,376)	—	(9,660,376)
Dividends to common stockholders(2)	—	—	—	(7,363,184)	—	(7,363,184)
Balance at June 30, 2022	73,354,142	$84,482	$848,052,543	$(442,176,304)	$(70,516,074)	$335,444,647
(1)
See Note 4 for further information related to the adoption of ASU 2020-06.
(2)
Sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For both the three month periods ended June 30, 2023 and March 31, 2023, it is estimated that there was no return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$10,021,088	$2,982,214
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	404,104	(825,913)
Net change in unrealized (appreciation) depreciation of investments	6,948,766	11,260,316
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	397,754	198,694
Interest and dividend income paid in kind	(2,235,643)	(636,237)
Net amortization of investment discounts and premiums	(1,516,503)	(1,532,581)
Amortization of deferred debt issuance costs	445,104	668,747
Changes in assets and liabilities:
Purchase of investments	(56,752,397)	(116,857,948)
Proceeds from disposition of investments	27,226,737	103,762,076
Decrease (increase) in interest, dividends and fees receivable	(744,265)	921,005
Decrease (increase) in due from broker	(82,233)	(1,097,291)
Decrease (increase) in receivable for investments sold	(24,890)	609,516
Decrease (increase) in prepaid expenses and other assets	106,979	409,973
Increase (decrease) in payable for investments purchased	(598,928)	(11,082,281)
Increase (decrease) in interest and debt related payables	959,916	137,774
Increase (decrease) in management fees payable	35,368	(175,352)
Increase (decrease) in income incentive fees payable	3,762,085	(100,659)
Increase (decrease) in accrued capital gains incentive fees	—	(1,544,569)
Increase (decrease) in Interest Rate Swap at fair value	(353,268)	—
Increase (decrease) in accrued administrative expenses	(108,845)	(84,963)
Increase (decrease) in accrued expenses and other liabilities	66,988	(88,671)
Net cash provided by (used in) operating activities	(12,042,083)	(13,076,150)

Financing activities
Repayment of 2022 Convertible Notes	—	(143,720,000)
Proceeds from issuance of 2025 Private Placement Notes	—	92,000,000
Draws on Credit Facility	50,000,000	160,000,000
Repayments of Credit Facility draws	(20,000,000)	(68,000,000)
Dividends paid to common stockholders	(14,514,382)	(14,773,242)
Repurchase of common shares	—	(2,026,688)
Payments of debt issuance costs	(569,327)	(796,172)
Net cash provided by (used in) financing activities	14,916,291	22,683,898

Net increase (decrease) in cash and cash equivalents	2,874,208	9,607,748
Cash and cash equivalents at beginning of period	9,531,190	12,750,121
Cash and cash equivalents at end of period	$12,405,398	$22,357,869

Supplemental cash flow information
Interest payments	$8,584,893	$4,330,110
Tax payments	$81,001	$60,464
Share issuance — conversion of 2022 Convertible Notes	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	12.23%	4/15/2026	$2,137,562	$2,116,039	$2,116,186
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	12.18%	4/15/2026	$233,430	231,528	231,096
								2,347,567	2,347,282
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.34%	4/30/2027	$2,499,699	2,465,047	2,439,706

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.75%	2/7/2025	$500,000	491,888	504,500
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	12.56%	2/7/2025	$560,228	544,549	560,228
								1,036,437	1,064,728
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	11.27%	11/7/2026	$1,576,797	1,570,202	1,455,384
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	11.27%	11/7/2026	$346,911	345,363	320,199
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.00%	11.27%	11/7/2026	$480,498	478,383	443,500
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.16%	8/23/2028	$1,359,352	1,329,791	1,336,378
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.15%	8/23/2028	$743,919	724,793	728,003	M
Pueblo Mechanical and Controls, LLC	First Lien Revolver	PRIME	0.75%	5.00%	13.25%	8/23/2027	$88,789	84,110	85,060	M
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.66%	8/31/2029	$2,615,252	2,582,841	2,437,415
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.25%	12.66%	8/31/2029	$—	(2,589)	(30,432)	M
								7,112,894	6,775,507
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$3,258,608	3,193,436	3,154,332
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$—	(10,731)	(34,340)	M
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$—	(10,731)	(17,170)	M
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.25%	10.17%	12/19/2025	$739,091	726,008	713,223
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.70%	11/23/2027	$3,547,777	3,471,905	3,395,223
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.50%	11.73%	11/23/2027	$4,957,392	4,880,541	4,744,224
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.69%	11/23/2027	$963,053	948,844	911,289	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.51%	2/1/2030	$1,747,309	1,697,796	1,703,626
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.50%	11.51%	2/1/2030	$—	(10,020)	(17,754)	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.51%	2/1/2029	$—	(7,936)	(7,101)	M
								14,879,112	14,545,552
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$5,193,335	5,076,429	4,985,601
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$1,731,112	1,691,402	1,661,867
Lucky US BuyerCo LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$2,170,647	2,107,127	2,108,350
Lucky US BuyerCo LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$—	(8,013)	(7,976)	M
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.45%	12/14/2027	$2,561,844	2,513,805	2,515,731
								11,380,750	11,263,573
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.91%	12/14/2029	$4,559,359	4,469,953	4,021,354
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	10.14%	8/2/2024	$10,125,075	9,506,366	9,961,049
								13,976,319	13,982,403
Distributors
Colony Display LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.00%	6/30/2026	$2,345,472	2,315,776	2,108,579	D

Diversified Consumer Services
Elevate Brands OpCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.70%	3/15/2027	$7,900,096	7,824,017	7,900,095	M
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)/(S)	0.75%	6.25%	11.55%	9/14/2029	$3,184,919	3,120,127	3,154,344
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.55%	9/15/2027	$—	(4,957)	(2,927)	M
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.32%	4/30/2025	$13,037,353	13,081,652	12,574,284	D/H/J/M

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$1,666,962	$1,666,962	$1,775,314	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	16.54%	11/23/2025	$6,441,234	6,398,012	6,441,235	D/H/J/M
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.50%	12/18/2026	$7,264,615	7,181,077	5,448,463	O
Thras.io, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.50%	12/18/2026	$3,044,985	2,995,991	2,283,740	O
Whele LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.82%	10/15/2025	$6,531,157	6,559,614	5,466,578	D
								48,822,495	45,041,126
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.20%	3/26/2026	$6,438,127	6,367,528	6,320,309
2-10 Holdco, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	11.20%	3/26/2026	$—	(2,640)	(4,397)	M
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.49%	8/29/2029	$5,329,370	5,221,524	5,254,759
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.74%	8/29/2029	$467,786	463,936	466,383
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.29%	8/29/2029	$584,733	566,453	576,546
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.49%	8/31/2028	$—	(9,115)	(6,549)	M
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.50%	11/3/2025	$25,000,000	25,000,000	24,850,000
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(M)	0.25%	8.50%	13.90%	10/8/2027	$5,000,000	5,000,000	4,955,000	R
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.78%	8/21/2028	$7,122,636	7,002,230	7,005,113
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.78%	8/21/2028	$1,978,510	1,942,991	1,945,865
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	18.19%	10/31/2021	$37,183,232	37,183,232	14,999,000	G/Q/S
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.71%	7/5/2026	$5,000,000	4,939,026	4,890,000
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)/(S)	1.00%	6.25%	11.09%	10/4/2027	$5,186,938	5,166,802	5,026,273	M
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.25%	11.09%	10/4/2027	$—	(1,655)	(9,177)	M
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(Q)/(M)	1.00%	9.25%	14.65%	2/11/2025	$11,300,000	11,195,483	11,017,500	H/J
								110,035,795	87,286,625
Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.34%	6/28/2028	$2,737,517	2,693,030	2,258,451	D
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.84%	8/19/2027	$337,305	334,450	337,035
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.84%	8/19/2027	$—	(260)	(25)	M
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.50%	12.69%	10/26/2026	$5,769,231	5,764,494	5,653,846
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.70%	10/26/2026	$3,538,462	3,497,961	3,432,308
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.26%	5/4/2028	$3,779,650	3,716,789	3,702,545
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.26%	5/4/2028	$—	(8,978)	(29,670)	M
Team Services Group, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	14.27%	11/13/2028	$6,554,543	6,405,594	6,095,725	O
								22,403,080	21,450,215
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.90%	5/6/2027	$2,861,520	2,824,047	2,749,920
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(M)	1.00%	7.25%	11.90%	5/6/2027	$—	(2,465)	(7,477)	M
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.07%	3/14/2026	$7,664,445	7,582,993	7,480,498
CareATC, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.07%	3/14/2026	$—	(3,074)	(8,114)	M
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.25%	5/3/2027	$8,380,593	8,255,135	8,036,989
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.33%	5/3/2027	$369,758	361,836	344,492	M
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.04%	10/2/2028	$2,016,737	2,009,227	1,988,503
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.00%	11.50%	7/23/2024	$4,500,000	4,485,352	4,459,500
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)/SOFR(Q)	—	6.00%	11.46%	7/23/2024	$500,000	498,343	495,500	T
								26,011,394	25,539,811
Hotels, Restaurants & Leisure
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.48%	6/3/2027	$5,208,243	5,121,332	5,083,245	H/J
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Revolver	PRIME	0.75%	5.25%	13.50%	6/3/2027	$209,904	203,265	199,829	H/J/M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$6,109,360	5,937,108	5,938,909
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$—	(4,851)	(9,740)	M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$—	(12,150)	(12,175)	M
								11,244,704	11,200,068

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$4,101,143	$4,027,208	$3,974,007
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$683,524	668,050	651,687	M
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$85,870	76,971	69,898	M
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.76%	8/27/2025	$5,141,914	5,067,580	5,121,347
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(Q)	0.75%	6.50%	11.76%	8/27/2025	$—	(325,381)	(20,671)	M
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.45%	10/1/2026	$1,923,785	1,901,403	1,781,425
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	SOFR(M)	1.00%	6.25%	11.46%	10/1/2026	$208,333	205,459	189,833	M
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.22%	11/1/2028	$848,095	837,517	820,108
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.22%	11/1/2028	$2,122,239	2,097,830	2,052,205
								14,556,637	14,639,839
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.47%	12/29/2027	$2,214,586	2,074,398	2,075,067
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	13.55%	12/14/2028	$4,673,472	4,620,771	3,925,717
								6,695,169	6,000,784
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.73%	8/22/2027	$1,938,957	1,921,915	1,902,116
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(M)	0.75%	8.88%	14.09%	10/25/2029	$7,164,842	7,045,756	3,851,103	O
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$4,653,609	4,519,598	4,523,308	H/J
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(10,514)	(10,568)	H/J/M
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$1,283,754	1,246,786	1,247,809	H/J
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(2,897)	(2,912)	H/J/M
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.26%	7/8/2027	$1,962,111	1,946,678	1,942,490	D
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	12.34%	6/8/2028	$11,605,782	11,409,369	11,327,243	D
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$1,303,641	1,189,567	1,055,949	O
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	13.53%	7/27/2029	$7,000,000	6,918,149	4,515,000	O
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.79%	2/1/2029	$3,336,406	3,257,582	3,276,351
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.79%	2/1/2029	$—	(9,708)	(7,507)	M
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.66%	6/10/2027	$4,956,117	4,899,712	4,539,804
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.66%	6/10/2027	$1,328,125	1,321,098	1,216,563
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.04%	4/6/2027	$12,069,635	11,899,910	11,514,431
Pluralsight, Inc.	First Lien Revolver	SOFR(Q)	1.00%	8.00%	13.04%	4/6/2027	$465,183	453,334	422,386	M
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.00%	13.20%	4/2/2027	$5,512,958	5,454,805	5,485,393
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	10.22%	3/9/2028	$2,814,549	2,758,537	2,743,905
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.35%	8/16/2029	$4,111,714	4,037,431	4,085,810
Sailpoint Technologies Holdings, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.35%	8/16/2028	$—	(5,710)	(2,470)	M
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.25% PIK	12.22%	1/24/2028	$3,967,055	3,901,592	3,895,648	D/H/J
Suited Connector, LLC	First Lien Term Loan	SOFR(S)	1.00%	6.00% Cash + 2.00% PIK	13.31%	12/1/2027	$1,403,137	1,380,555	1,021,483	D
Suited Connector, LLC	First Lien Revolver	SOFR(S)	1.00%	6.00% Cash + 2.00% PIK	13.36%	12/1/2027	$231,387	227,846	168,449	D
								75,761,391	68,711,784
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.49%	10/19/2028	$2,250,000	2,199,467	2,238,750
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.49%	10/19/2028	$—	(4,976)	(1,125)	M
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.00%	13.22%	5/28/2029	$5,000,000	4,963,345	4,535,000
Idera, Inc.	Second Lien Term Loan	SOFR(M)	0.75%	6.75%	12.01%	2/4/2029	$2,867,296	2,852,573	2,508,884	O
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.24%	12/29/2028	$4,996,249	4,854,068	4,861,350
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.24%	12/30/2027	$—	(9,717)	(9,706)	M
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.60%	5/13/2030	$6,079,701	5,928,018	5,970,267
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.60%	5/13/2030	$—	(14,916)	(10,943)	M
								20,767,862	20,092,477
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.26%	5/25/2027	$2,618,343	2,539,706	2,605,251	J/O

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$2,191,298	$2,119,217	$2,169,385
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$—	(5,892)	(1,835)	M
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$—	(9,401)	(2,936)	M
								2,103,924	2,164,614
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.96%	8/5/2028	$6,197,278	6,069,291	6,079,530
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.96%	8/5/2028	$—	(4,970)	(3,886)	M
Sonny's Enterprises, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.75%	11.96%	8/5/2027	$—	(4,273)	(3,368)	M
								6,060,048	6,072,276
Media
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	—	3.25%	8.47%	10/20/2025	$658,609	607,272	589,949	O
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	12.22%	10/19/2026	$3,131,760	2,943,355	2,248,353	O
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	8/31/2023	$377,150	376,011	362,064
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/23/2026	$3,615,463	3,563,792	3,315,380	D
								7,490,430	6,515,746
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	11.01%	11/30/2026	$10,013,136	9,833,755	9,726,761
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(M)	1.00%	5.75%	11.01%	11/30/2026	$134,008	119,338	114,844	M
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.04%	12/23/2026	$3,516,226	3,420,858	3,410,036
								13,373,951	13,251,641
Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	12.80%	4/26/2030	$5,007,465	4,923,315	4,306,420
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	12.69%	5/14/2029	$5,000,000	4,966,445	4,885,000
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.38%	8/18/2028	$11,060,029	10,889,671	10,982,609	D
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.38%	8/18/2028	$221,336	221,336	200,772	D/M
ICIMS, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.75%	11.99%	8/18/2028	$175,907	160,122	168,534	M
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.96%	2/17/2025	$9,892,491	9,784,932	9,694,641	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.96%	2/17/2025	$5,300,000	5,248,511	5,194,000	H/J
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.70%	6/28/2024	$3,800,366	3,634,043	3,724,359
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	10.70%	6/28/2024	$972,883	930,304	953,425
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	SOFR(M)	0.75%	6.75%	11.97%	8/4/2026	$1,064,655	1,060,238	1,010,091	O
								41,818,917	41,119,851
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	11.14%	3/2/2026	$1,866,667	1,866,667	1,846,133	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.72%	3/21/2027	$4,661,332	4,583,459	4,602,600
								6,450,126	6,448,733
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.77%	4/8/2025	$15,000,000	14,876,102	14,850,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.66%	12/29/2027	$1,874,846	1,843,897	1,781,103
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.22%	12/29/2026	$420,175	349,434	365,295	M
								2,193,331	2,146,398
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.72%	12/29/2025	$2,416,867	2,401,989	2,384,723
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.75%	12/29/2025	$1,054,373	1,031,415	1,040,367
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.19%	3/11/2027	$8,673,018	8,604,138	8,666,947
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.50% Cash + 3.25% PIK	11.99%	4/13/2027	$4,527,228	4,474,770	4,377,829	D

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Aras Corporation	First Lien Revolver	LIBOR(Q)/(S)	1.00%	6.50%	11.66%	4/13/2027	$204,763	$200,854	$194,627	M
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(S)	1.00%	7.75%	13.03%	4/30/2026	$4,886,506	4,799,191	4,896,278
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	1.00%	6.75%	15.00%	4/30/2026	$657,055	645,168	657,055
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(Q)	—	7.75%	13.23%	9/3/2027	$4,809,535	4,766,503	4,674,868
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.79%	9/8/2027	$2,833,333	2,801,462	2,753,717
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.79%	9/8/2027	$81,168	80,014	73,362	M
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	11.72%	9/8/2027	$273,311	270,289	265,505	M
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.76%	3/30/2029	$5,131,318	5,005,624	5,049,217
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.76%	3/30/2029	$—	(12,307)	(8,210)	M
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.70%	1/6/2026	$1,893,754	1,881,974	1,888,072	H/J
Elastic Path Software Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.99%	1/6/2026	$961,395	953,620	958,511	H/J
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.63%	5/22/2029	$4,464,286	4,375,654	4,379,464	D
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.13%	5/22/2029	$—	(10,533)	(10,179)	M
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.58%	5/6/2026	$1,539,384	1,527,175	1,522,758
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)/(S)	1.00%	7.25%	12.58%	5/6/2026	$1,539,384	1,528,197	1,522,758
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.12%	7/9/2029	$2,001,487	1,968,068	1,988,077	D
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.10%	7/9/2029	$1,546,457	1,519,368	1,536,096	D
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.47%	7/9/2029	$—	(6,037)	(2,337)	M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	11.20%	12/17/2027	$1,865,874	1,829,377	1,799,449	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	11.19%	12/17/2027	$100,000	97,705	90,507	D/M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.19%	12/17/2027	$—	(1,997)	(4,747)	M
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.07%	8/5/2028	$7,017,052	6,861,264	6,852,152
Kaseya Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.35%	6/25/2029	$7,444,189	7,345,047	7,243,196	D
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.36%	6/25/2029	$27,757	24,841	15,471	D/M
Kaseya Inc.	First Lien Revolver	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.36%	6/25/2029	$113,760	107,915	101,474	D/M
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.02%	11/1/2027	$2,134,656	2,094,476	2,113,949	D
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.15%	9/15/2025	$2,349,466	2,325,368	2,277,572
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.75%	12.95%	9/24/2026	$1,608,107	1,586,095	1,577,392
Oversight Systems, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.75%	12.95%	9/24/2026	$—	(1,397)	(1,389)	M
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.54%	5/9/2028	$5,873,287	5,775,615	5,819,252	D/H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.54%	5/9/2028	$—	(9,543)	(5,413)	H/J/M
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.89%	3/31/2027	$3,828,161	3,778,273	3,759,254	H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.89%	3/31/2027	$—	(5,135)	(7,373)	H/J/M
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.99%	8/31/2027	$6,054,235	5,945,747	5,927,096
Superman Holdings, LLC (Foundation Software)	First Lien 2023 Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.99%	8/31/2027	$—	(4,140)	(7,237)	M
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.99%	8/31/2026	$—	(4,372)	(6,918)	M
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.60%	8/2/2027	$7,613,616	7,477,716	7,446,117
Tessian Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.26%	3/15/2028	$2,236,105	2,193,106	2,193,619	H/J
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.25%	11/22/2028	$5,235,769	5,141,742	5,220,062	D
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.25%	11/22/2028	$—	(11,665)	(3,893)	D/M
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.75%	11/22/2028	$—	(9,632)	(1,603)	M
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.65%	12/21/2027	$1,586,831	1,563,715	1,505,902	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.65%	12/21/2027	$—	(1,832)	(18,889)	D/M
Zilliant Incorporated	First Lien Revolver	LIBOR(M)	0.75%	6.00%	11.15%	12/21/2027	$—	(2,214)	(7,556)	M
								102,902,671	102,686,951

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	11.04%	2/12/2025	$3,574,667	$3,363,498	$3,443,584	O
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	988,074	988,000
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	11.15%	7/2/2026	$6,760,544	6,674,758	6,226,461
								11,026,330	10,658,045
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.37%	2/17/2026	$10,842,857	10,716,567	10,691,057	H/J

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$9,862,348	9,747,584	9,912,646
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$—	(16,422)	—	M
								9,731,162	9,912,646
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	SOFR(M)	0.75%	7.50%	12.70%	4/8/2027	$3,539,347	3,487,292	3,451,925

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	11.79%	9/17/2026	$4,912,500	4,826,782	4,840,286	H/J

Total Debt Investments - 188.5% of Net Assets								631,409,768	591,905,479

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	36,007	C/I
					1,862,881	36,007
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,598	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,598	—
Diversified Consumer Services
Elevate Brands Holdco Inc.	Warrants to Purchase Common Stock		3/14/2032	66,428	—	31,540	C/I
Elevate Brands Holdco Inc.	Warrants to Purchase Preferred Stock		3/14/2032	33,214	—	25,402	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	104,656	C/H/I/J
PerchHQ LLC	Warrants to Purchase Common Stock		10/15/2027	45,283	—	46,641	C/I/K
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	554,434	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares		4/28/2028	55	—	310,203	C/H/I/J
					—	1,072,876
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/Q
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	85,201	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	930	C/H/I/J
					47,236,233	86,131
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	—	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	273,000	C/I
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units		3/6/2033	1,652	—	—	C/I
					100,544	273,000
Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	—	49,500	C/L

Oil, Gas & Consumable Fuels
TER Management Resources, LLC (fka ETX Energy Management Company, LLC)	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
Trailblazer Energy Resources, LLC (fka ETX Energy, LLC)	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/K
					—	—
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	2,832	—	14,302	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,938,323	2,400,116	D/I

Total Equity Securities - 1.2% of Net Assets					59,187,489	3,931,932

Total Investments - 189.7% of Net Assets					$690,597,257	$595,837,411

Cash and Cash Equivalents - 4.0% of Net Assets						$12,405,398

Total Cash and Investments - 193.7% of Net Assets						$608,242,809

	Interest Rate Swap as of June 30, 2023(U)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(1,445,045)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

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
(C)
Non-income producing equity securities at June 30, 2023.
(D)
Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective interest method.
(E)
Approximately 99.5% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 94.3% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2023 of all contracts within the specified loan facility. LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(I)
Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 1.2% of the Company’s net assets at June 30, 2023. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of June 30, 2023:

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

(J)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2023, approximately 15.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.
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
(M)
Position or associated portfolio company thereof has an unfunded commitment as of June 30, 2023 (see Note 9). Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(N)
Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(O)
Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)
The Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(Q)
The investment is on non-accrual status as of June 30, 2023 and therefore non-income producing. At June 30, 2023, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 2.5% and 11.0% of the Company's debt and preferred stock investments at fair value and amortized cost, respectively.
(R)
This investment will have a first lien security interest after the senior tranches are repaid.
(S)
Total coupon includes default interest of 2.00%.
(T)
Portions of the loan bear interest using a combination of LIBOR, SOFR and/or at the Prime rate. The total coupon represents the weighted average interest rate at June 30, 2023 of all contracts within the loan facility.
(U)
Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2023

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at June 30, 2023
AGY Equity, LLC:
Class A Preferred Stock	$—	$—	$—	$—	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	31,794	1,956,190	—	—	112,178	(2,068,368)	—	(5)
Delayed Draw Term Loan, First Lien	—	—	—	—	—	—	—	(5)
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	1,618,248	(441,906)	(864,398)	—	(311,944)	—	(5)
Totals	$31,794	$3,574,438	$(441,906)	$(864,398)	$112,178	$(2,380,312)	$—

(1)
The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the six months ended June 30, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new purchases, PIK income, or amortization of original issue and market discounts for the six months ended June 30, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the six months ended June 30, 2023.
(5)
Investment no longer held as of June 30, 2023.

There is no aggregate fair value of non-controlled, affiliated investments at June 30, 2023.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at June 30, 2023
Gordon Brothers Finance Company:
Unsecured Debt	$—	$15,228,000	$—	$273,916	$—	$(502,916)	$14,999,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$15,228,000	$—	$273,916	$—	$(502,916)	$14,999,000

(1)
The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the six months ended June 30, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new purchases, PIK income, or amortization of original issue and market discounts for the six months ended June 30, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the six months ended June 30, 2023.

The aggregate fair value of controlled investments at June 30, 2023 represents 4.8% of the Company’s net assets.

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

The interim financial information at June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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
(ii)
The investment professionals provide recent portfolio company financial statements and other reporting materials as and when available to independent valuation firms engaged by the Valuation Designee and approved by the Valuation Committee (with the exception of statements and materials related to investments priced directly by the Valuation Designee as described in (iv) below), such firms conduct independent appraisals each quarter and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor;
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

At June 30, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	35,656,092	—	—	35,656,092
3	Valuation sources that employ significant unobservable inputs	535,307,387	20,942,000	3,931,932	560,181,319
Total		$570,963,479	$20,942,000	$3,931,932	$595,837,411

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$505,516,761	Income approach	Discount rate	13.0% - 13.8% (13.5%)
	26,825,380	Market quotations	Indicative bid/ask quotes	1 (1)
	1,189,932	Market comparable companies	Revenue multiples	0.5x - 0.7x (0.6x)
	1,775,314	Option Pricing Model	Implied volatility	60.0% - 70.0% (65.0%)
			Term	1.3 years - 2.3 years (1.8 years)
			EBITDA/Revenue multiples	1.8x - 2.3x (2.0x)
Other Corporate Debt	20,942,000	Income approach	Discount rate	13.8% - 15.3% (14.4%)
Equity	1,399,668	Option Pricing Model	EBITDA/Revenue multiples	2.4x - 2.9x (2.7x)
			Implied volatility	57.8% - 67.8% (62.8%)
			Term	1.5 years - 2.5 years (2.0 years)
	2,400,116	Income approach	Discount rate	13.4% - 13.9% (13.6%)
	132,148	Market comparable companies	Revenue multiples	2.3x - 2.6x (2.5x)
$560,181,319

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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2023 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$525,892,549	$21,594,000	$8,354,948	$555,841,497
Net realized and unrealized gains (losses)	1,398,994	(150,641)	(4,512,056)	(3,263,703)
Acquisitions(1)	21,238,755	1,557	89,040	21,329,352
Dispositions	(5,719,598)	(502,916)	—	(6,222,514)
Transfers into Level 3(2)	7,380,725	—	—	7,380,725
Transfers out of Level 3(3)	(14,884,038)	—	—	(14,884,038)
Ending balance	$535,307,387	$20,942,000	$3,931,932	$560,181,319

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,360,798	$(150,641)	$(4,512,056)	$(3,301,899)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of five investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the six months ended June 30, 2023 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$494,932,878	$21,782,823	$10,223,080	$526,938,781
Net realized and unrealized gains (losses)	1,855,751	436,820	(6,154,586)	(3,862,015)
Acquisitions(1)	58,314,673	3,409	175,382	58,493,464
Dispositions	(10,258,442)	(1,281,052)	(311,944)	(11,851,438)
Transfers into Level 3(2)	6,371,096	—	—	6,371,096
Transfers out of Level 3(3)	(15,908,569)	—	—	(15,908,569)
Ending balance	$535,307,387	$20,942,000	$3,931,932	$560,181,319

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,309,491	$367,507	$(4,848,282)	$(3,171,284)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of five investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

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

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. See Notes to the Consolidated Schedules of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

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

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar. There were no investments denominated in foreign currency as of June 30, 2023 and December 31, 2022.

Derivative Instruments:

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2023 and December 31, 2022.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2023 and December 31, 2022 represented 0.5% and 0.6% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at June 30, 2023 and December 31, 2022.

Changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at June 30, 2023 and December 31, 2022. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

For the three and six months ended June 30, 2023, the Company incurred $2,221,908 and $4,352,380, respectively, in Management Fees under the Current Management Agreement. For the three and six months ended June 30, 2022, the Company incurred $1,947,167 and $4,007,031, respectively, in Management Fees under the Current Management Agreement.

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

For the three and six months ended June 30, 2023, the Company incurred $1,886,182 and $3,762,085, respectively, in Incentive Fees on income. For the three and six months ended June 30, 2022, the Company incurred $69,343 and $88,356, respectively, in Incentive Fees on income. As of June 30, 2023 and December 31, 2022, there was $7,165,434 and $3,403,349, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $7,165,434 at June 30, 2023 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

In accordance with GAAP, the hypothetical liquidation for the three and six months ended June 30, 2023 resulted in no capital gains Incentive Fees. Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three and six months ended June 30, 2022 were $(1,073,068) and $(1,544,569), respectively. The Company did not have an accrued balance at June 30, 2023 and December 31, 2022.

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

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the seventh amendment thereto, dated as of April 26, 2023, the “Credit Facility”) and senior unsecured notes issued through a private placement on June 9, 2022 by the Company and due December 9, 2025 (the “2025 Private Placement Notes”). Prior to being repaid on June 15, 2022, debt also included the Company’s unsecured convertible senior notes due 2022 (the “2022 Convertible Notes”).

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 210% and 225%, respectively.

Total debt outstanding and available at June 30, 2023 was as follows:

	Maturity	Rate		Carrying Value		Available		Total Capacity
Credit Facility	2025	S+2.25%	(1)	$192,000,000		$73,000,000	(2)	$265,000,000	(3)
2025 Private Placement Notes	2025	Fixed/Variable	(4)	91,171,157	(5)	—		91,171,157
Debt, net of unamortized issuance costs				$283,171,157		$73,000,000		$356,171,157

(1)
The applicable margin for SOFR-based borrowings could be either 2.00% or 2.25% depending on a ratio of the borrowing base to certain committed indebtedness, and is also subject to a credit spread adjustment of 0.10%. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain committed indebtedness.
(2)
Subject to borrowing base and leverage restrictions.
(3)
Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325.0 million.
(4)
The 2025 Private Placement Notes were issued in two tranches, consisting of a $35.0 million aggregate principal amount with a fixed interest rate of 5.82% and a $57.0 million aggregate principal amount bearing interest at a rate equal to SOFR plus 3.14%.
(5)
The carrying value of 2025 Private Placement Notes was comprised of the following:

June 30, 2023
Principal amount of debt	$92,000,000
Unamortized issuance costs	(828,843)
Carrying value	$91,171,157

Total debt outstanding and available at December 31, 2022 was as follows:

	Maturity	Rate		Carrying Value		Available		Total Capacity
Credit Facility	2025	L+2.00%	(1)	$162,000,000		$103,000,000	(2)	$265,000,000	(3)
2025 Private Placement Notes	2025	Fixed/Variable	(4)	91,003,161	(5)	—		91,003,161
Debt, net of unamortized issuance costs				$253,003,161		$103,000,000		$356,003,161

(1)
The applicable margin for LIBOR-based borrowings was either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain indebtedness.
(2)
Subject to borrowing base and leverage restrictions.
(3)
Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325.0 million.
(4)
The 2025 Private Placement Notes were issued in two tranches, consisting of a $35.0 million aggregate principal amount with a fixed interest rate of 5.82% and a $57.0 million aggregate principal amount bearing interest at a rate equal to SOFR plus 3.14%.
(5)
The carrying value of 2025 Private Placement Notes was comprised of the following:

December 31, 2022
Principal amount of debt	$92,000,000
Unamortized issuance costs	(996,839)
Carrying value	$91,003,161

The Company’s weighted average outstanding debt balance during the three months ended June 30, 2023 and 2022 was $278,335,448 and $213,448,919, respectively. The maximum amounts borrowed during the three months ended June 30, 2023 and 2022 were $286,142,384 and $377,673,980, respectively. The Company’s weighted average outstanding debt balance during the six months ended June 30, 2023 and 2022 was $270,570,675 and $210,643,606, respectively. The maximum amounts borrowed during the six months ended June 30, 2023 and 2022 were $286,142,384 and $377,671,273, respectively.

The weighted average annual interest cost, including the amortization of debt issuance costs for the three and six months ended June 30, 2023 was 7.76% and 7.45%, respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of debt issuance costs for the three and six months ended June 30, 2022 was 4.98% and 4.94%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40%.

Total expenses related to debt for the three and six months ended June 30, 2023 and 2022 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense	$5,136,153	$2,322,209	$9,546,288	$4,489,106
Amortization of deferred debt issuance costs	249,058	325,665	445,104	668,747
Total interest expense	5,385,211	2,647,874	9,991,392	5,157,853
Commitment and credit facility fees	97,239	212,817	209,289	431,789
Total	$5,482,450	$2,860,691	$10,200,681	$5,589,642

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$192,000,000	$175,680,000	$162,000,000	$146,610,000
2025 Private Placement Notes	91,171,157	90,734,530	91,003,161	89,074,810
Total	$283,171,157	$266,414,530	$253,003,161	$235,684,810

At June 30, 2023, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

Senior Secured Revolving Credit Facility

The Company’s most recent amendment under the Credit Facility (i) replaces the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on (a) in the case of borrowings denominated in U.S. dollars, a forward-looking term SOFR-based rate, (b) in the case of borrowings denominated in Canadian dollars, a CDOR-based rate and (c) in the case of borrowings denominated in Euros or any other Agreed Foreign Currency (as defined in the Credit Facility) (excluding Canadian dollars), a EURIBO-based rate (such replacement benchmark as referred to in subclauses (a) – (c), collectively, the “Benchmarks”) and (ii) adds a 10 basis point credit spread adjustment for borrowings bearing interest based on SOFR. The applicable margin for Benchmark-based borrowings could be either 2.00% or 2.25% depending on a ratio of the borrowing base to certain committed indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain committed indebtedness.

The Credit Facility (a) provides for amounts to be drawn up to $265,000,000, by which the Company may seek an increase in the commitments to $325,000,000 (subject to satisfaction of certain conditions, including obtaining commitments), (b) has a maturity date of April 23, 2025 and (c) requires a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company and its subsidiaries.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the three and six months ended June 30, 2023, the Company made a periodic net interest payment in the amount of $353,268 to the counterparty. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Interest Rate Swap had a fair value of $(1,445,045) and $(1,332,299), respectively, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

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

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2023 totaled $20,797,118 and $58,411,431, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2022 totaled $73,481,309 and $117,494,185, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2023 totaled $6,507,960 and $27,226,737, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2022 totaled $25,107,943 and $103,762,076, respectively.

At June 30, 2023, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$988,074	$988,000
Unsecured debt	37,183,232	14,999,000
Subordinated debt	5,000,000	4,955,000
Senior secured loans:
First lien	504,569,408	497,077,006
Second/other priority lien	83,669,054	73,886,473
Total senior secured loans	588,238,462	570,963,479
Preferred stock	40,702,606	2,400,116
Common stock	10,611,548	—
Limited partnership/limited liability company interests	7,757,987	49,500
Equity warrants/options	115,348	1,482,316
Total investments	$690,597,257	$595,837,411

At December 31, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,920,592	$1,624,823
Unsecured debt	37,686,148	15,228,000
Subordinated debt	5,000,000	4,930,000
Senior secured loans:
First lien	455,458,846	447,490,518
Second/other priority lien	98,468,621	90,992,663
Total senior secured loans	553,927,467	538,483,181
Preferred stock	40,527,223	2,354,224
Common stock	10,611,548	—
Limited partnership/limited liability company interests	8,511,838	5,991,648
Equity warrants/options	115,348	1,877,208
Total investments	$658,300,164	$570,489,084

Industry Composition

The Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at June 30, 2023 and December 31, 2022.

Industry	June 30, 2023	December 31, 2022
Software	17.2%	15.2%
Diversified Financial Services	14.7	14.5
Internet Software & Services	11.6	11.1
Diversified Consumer Services	7.7	8.3
Professional Services	6.9	7.2
Health Care Technology	4.3	4.4
Health Care Providers & Services	3.6	3.7
IT Services	3.4	2.5
Road & Rail	2.5	2.6
Insurance	2.5	2.5
Construction & Engineering	2.4	2.6
Containers & Packaging	2.3	2.5
Paper & Forest Products	2.2	1.7
Consumer Finance	1.9	1.3
Hotels, Restaurants & Leisure	1.9	0.9
Technology Hardware, Storage & Peripherals	1.8	1.8
Specialty Retail	1.8	1.9
Textiles, Apparel & Luxury Goods	1.7	1.7
Commercial Services & Supplies	1.1	1.1
Media	1.1	1.0
Real Estate Management & Development	1.1	1.1
Machinery	1.0	0.9
Internet & Catalog Retail	1.0	1.0
Trading Companies & Distributors	1.0	1.0
Wireless Telecommunication Services	0.8	0.8
Leisure Products	0.4	0.5
Building Products	0.4	0.4
Automobiles	0.4	0.4
Life Sciences Tools & Services	0.4	0.4
Semiconductors & Semiconductor Equipment	0.4	0.4
Distributors	0.4	0.4
Capital Markets	0.1	0.2
Health Care Equipment & Supplies	—	2.5
Household Durables	—	0.8
Metals & Mining	—	0.6
Electrical Equipment	—	0.1
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at June 30, 2023 and December 31, 2022. The geographic composition is determined by several factors including the location of the corporate headquarters and the country of registration of the portfolio company.

Geography	June 30, 2023	December 31, 2022
United States	84.4%	85.4%
United Kingdom	7.3	7.2
Germany	3.6	3.7
Canada	1.1	1.1
Switzerland	1.0	1.0
Netherlands	1.0	—
Slovenia	0.9	0.9
Australia	0.7	0.7
Totals	100.0%	100.0%

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

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services- provided by the Advisor to the Company. For the three and six months ended June 30, 2023, the Company incurred $17,094 and $34,187, respectively, for its share of office space rental, which is included in investment advisor expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $25,819 and $51,638, respectively, for its share of office space rental, which is included in investment advisor expenses on the Consolidated Statements of Operations.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three and six months ended June 30, 2023 were $101,450 and $356,469, respectively. Reimbursements to the Advisor and their affiliates for such purposes during the three and six months ended June 30, 2022 were $72,211 and $161,895, respectively. As of June 30, 2023 and December 31, 2022, the Company was owed $219,335 and zero, respectively, from the Advisor for certain professional and director fees, which is included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2023, the Company incurred $288,454 and $581,088, respectively, for such administrative services expenses. For the three and six months ended June 30, 2022, the Company incurred $299,262 and $664,769, respectively, for such administrative services expenses.

Advisor Stock Transactions

At June 30, 2023 and December 31, 2022, BCIA did not own any shares of the Company. At both June 30, 2023 and December 31, 2022, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the three and six months ended June 30, 2023 and 2022, declared dividends to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
February 28, 2023	March 16, 2023	April 6, 2023	Regular	$0.10	$7,257,191	$768,930
April 26, 2023	June 15, 2023	July 6, 2023	Regular	0.10	7,257,191	737,537
Total				$0.20	$14,514,382	$1,506,467

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261
April 27, 2022	June 16, 2022	July 7, 2022	Regular	0.10	7,363,184	744,840
Total				$0.20	$14,743,454	$1,443,101

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

On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased (the

“Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2023, 8,000,000 shares remained available for repurchase.

No shares were repurchased by the Company under the Company Repurchase Plan for the three and six months ended June 30, 2023.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and six months ended June 30, 2022:

June 30, 2022	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	420,083	$3.78	$1,586,451
Six Months Ended	526,391	3.85	2,026,688

Since inception of the original repurchase plan through June 30, 2023, the Company has purchased 11,909,890 shares of its common stock on the open market for $73,373,702, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in net assets resulting from operations	$1,503,691	$(2,540,160)	$10,021,088	$2,982,214
Weighted average shares outstanding – basic(1)	72,571,907	73,667,822	72,571,907	73,744,580
Earnings (loss) per share – basic and diluted	$0.02	$(0.03)	$0.14	$0.04

(1)
No adjustments for interest or incremental shares on the 2022 Convertible Notes were included for the three and six months ended June 30, 2022 because the effect would be antidilutive.

Diluted earnings per share is computed using the if-converted method, which assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2023 and December 31, 2022, the Company had unfunded commitments of $47.2 million across 49 portfolio companies and $72.1 million across 51 portfolio companies, respectively. The aggregate fair value of unfunded commitments at June 30, 2023 and December 31, 2022 was $46.6 million and $70.0 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data:
Net asset value, beginning of period	$4.39	$4.73

Investment Operations:
Net investment income, before incentive fees	0.30	0.16
Incentive fees(1)	(0.05)	0.02
Net investment income(1)	0.25	0.18
Net realized and unrealized gain (loss)	(0.11)	(0.14)
Total from investment operations	0.14	0.04

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	—	(0.01)

Repurchase of common stock	—	0.01

Dividends to stockholders(3)	(0.20)	(0.20)

Net asset value, end of period	$4.33	$4.57

Market price at end of period	$3.28	$3.67
Total return based on market price(4)	(4.14)%	(3.67)%
Total return based on net asset value(5)	4.35%	1.44%
Shares outstanding at end of period	72,571,907	73,354,142

Ratios to average net assets(6):
Operating expenses, before incentive fees	4.40%	3.92%
Interest and other debt related expenses	6.44%	3.26%
Total expenses, before incentive fees	10.84%	7.18%
Incentive fees(1)	1.18%	(0.42)%
Total expenses, after incentive fees	12.02%	6.76%
Net investment income	12.42%	7.53%

Net assets at end of period	$314,029,059	$335,444,647
Portfolio turnover rate	5%	19%
Weighted average interest rate on debt(7)	7.45%	4.94%
Weighted average debt outstanding	$270,570,675	$210,643,606
Weighted average shares outstanding	72,571,907	73,744,580
Weighted average debt per share(8)	$3.73	$2.86

(1)
For the six months ended June 30, 2023, the net investment income per share amount displayed above is net of incentive fees based on income of $0.05 per share or 1.18% of average net assets. For the six months ended June 30, 2022, the net investment income per share amount displayed above is net of a reversal of hypothetical liquidation basis GAAP incentive fees on capital gains of $(0.02) per share, or (0.45)% of average net assets, and is also net of incentive fees based on income.
(2)
The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 4).
(3)
For the six months ended June 30, 2023, it is estimated that all of the $14.5 million declared dividends were from net investment income based on book income. The amount of dividend related to net investment income and return of capital will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2).
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

11. Subsequent events

On August 1, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on October 6, 2023 to stockholders of record at the close of business on September 15, 2023.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2023, approximately 15.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At June 30, 2023:

Investment portfolio, at fair value: $595.8 million

Net assets: $314.0 million

Indebtedness, excluding deferred issuance costs: $284.0 million

Net asset value per share: $4.33

Portfolio Activity for the Three Months Ended June 30, 2023:

Cost of investments during period, including PIK: $20.8 million

Sales, repayments and other exits during period: $6.5 million

Number of portfolio companies at end of period: 121

Operating Results for the Three Months Ended June 30, 2023:

Net investment income per share: $0.12

Dividends declared per share: $0.10

Basic earnings (loss) per share: $0.02

Net investment income: $8.9 million

Net realized and unrealized gain (loss): $(7.4) million

Net increase (decrease) in net assets from operations: $1.5 million

Net investment income per share, as adjusted1: $0.12

Basic earnings (loss) per share, as adjusted1: $0.02

Net investment income, as adjusted1: $8.9 million

Net increase (decrease) in net assets from operations, as adjusted1: $1.5 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of the accrued hypothetical liquidation basis incentive fee expense reversal based on capital gains that was recorded, as required by GAAP, if any, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended June 30, 2023.

Portfolio and investment activity

We invested approximately $20.8 million, including PIK, during the three months ended June 30, 2023. The new investments consisted of senior secured loans secured by first lien ($20.7 million, or 99.6%) and equity securities ($0.1 million, or 0.4%). Additionally, we received proceeds from sales, repayments and other exits of approximately $6.5 million during the three months ended June 30, 2023.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2023, our portfolio of $595.8 million (at fair value) consisted of 121 portfolio companies and was invested approximately 96% in senior secured loans, 3% in unsecured or subordinated debt securities, 1% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.7 million at June 30, 2023. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments at fair value comprised approximately 13% of our portfolio at June 30, 2023. At December 31, 2022, our portfolio of $570.5 million (at fair value) consisted of 116 portfolio companies and was invested 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.7 million at December 31, 2022. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2022.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events, which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At June 30, 2023, our top three industry concentrations at fair value consisted of Software (17.2%), Diversified Financial Services (14.7%), and Internet Software & Services (11.6%). At December 31, 2022, our top three industry concentrations at fair value consisted of Software (15.2%), Diversified Financial Services (14.5%) and Internet Software & Services (11.1%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	12.8%	11.4%	11.9%	10.6%
Senior secured loans	13.2%	13.2%	12.4%	12.4%
Other debt securities	3.8%	1.9%	3.4%	1.7%
Debt and income producing equity securities	12.9%	12.4%	12.0%	11.6%

(1)
Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the three and six months ended June 30, 2023, the total return based on net asset value was 1.0% and 4.4%, respectively. For the three and six months ended June 30, 2023, the total return based on market price was (2.2)% and (4.1)%, respectively. For the three and six months ended June 30, 2022, the total return based on net asset value was (0.2)% and 1.4%, respectively. For the three and six months ended June 30, 2022, the total return based on market price was (10.6)% and (3.7)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all dividends reinvested, if any. Dividends are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.44 at June 30, 2023 and 1.33 at December 31, 2022. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Grade 1	$373,160,979	$422,813,958
Grade 2	198,666,330	117,689,506
Grade 3	8,961,602	9,675,397
Grade 4	14,999,000	15,936,823
Not Rated(1)	49,500	4,373,400
Total investments	$595,837,411	$570,489,084

(1)
The 'Not Rated' category at June 30, 2023 consists primarily of the Company's residual equity investment in MBS Parent, LLC. The 'Not Rated' category at December 31, 2022 consists primarily of the Company’s residual equity investment in Stitch Holdings, L.P. For purposes of calculating our weighted average investment rating, the 'Not Rated' category is excluded.

Results of operations

Results comparisons for the three months ended June 30, 2023 and 2022.

Investment income

	Three Months Ended
	June 30, 2023	June 30, 2022
Investment income
Interest and fees on senior secured loans	$19,578,938	$12,004,839
Interest and fees on other debt securities	203,323	149,298
Interest earned on short-term investments, cash equivalents	70,160	36,089
Dividends on equity securities	89,040	78,729
Total investment income	$19,941,461	$12,268,955

Total investment income for the three months ended June 30, 2023 increased $7.7 million, or 62.5%, as compared to the three months ended June 30, 2022. The increase was primarily due to a 41.0% increase in the weighted average yield on senior secured loans period over period as a result of a higher interest rate environment, and a 19.1% higher average balance in senior secured loans, at amortized cost, during the three months ended June 30, 2023. The increased balance of senior secured loans is primarily due to net deployments during 2022 and the six months ended June 30, 2023, which were substantially all in senior secured debt.

Expenses

	Three Months Ended
	June 30, 2023	June 30, 2022
Operating expenses
Interest and other debt expenses	$5,482,450	$2,860,691
Management fees	2,221,908	1,947,167
Incentive fees on income	1,886,182	69,343
Incentive fees on capital gains	—	(1,073,068)
Director fees	299,375	153,125
Administrative expenses	288,454	299,262
Professional fees	249,734	207,489
Insurance expense	162,746	196,114
Investment advisor expenses	17,094	25,819
Other operating expenses	423,298	462,797
Total expenses	$11,031,241	$5,148,739

Total expenses increased $5.9 million, or 114.3%, for the three months ended June 30, 2023 from the comparable period in 2022, primarily due to increases in interest and other debt expenses and Incentive Fees on income during the three months ended in June 30, 2023, coupled with the reversal of previously accrued Incentive Fees on capital gains as required by GAAP during the three months ended June 30, 2022.

Interest and other debt expenses increased approximately $2.6 million, or 91.6%, for the three months ended June 30, 2023 from the comparable period in 2022 due to an increase in the average debt outstanding period over period, and a higher interest rate environment (see Note 4 to the consolidated financial statements).

Incentive fees on income increased approximately $1.8 million for the three months ended June 30, 2023 from the comparable period in 2022 due to higher pre-incentive fee net investment income in excess of the hurdle period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis Incentive Fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was zero and $(1.1) million during the three months ended June 30, 2023 and 2022, respectively. The Company did not have an accrued balance at June 30, 2023 and December 31, 2022.

Net investment income

Net investment income was $8.9 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of approximately $1.8 million, or 25.1%, was due to a $7.7 million increase in total investment income, partially offset by a $5.9 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) recorded for the three months ended June 30, 2023 was $0.2 million, due to escrow proceeds received from SVP-Singer Holdings, LP, which was exited during 2021. There was no net realized gain(loss) recorded for the three months ended June 30, 2022.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2023 and 2022, the change in net unrealized appreciation or depreciation on our investments and Interest Rate Swap was an increase in net unrealized depreciation of $(7.6) million and $(9.7) million, respectively. The increase in net unrealized depreciation for the three months ended June 30, 2023 was primarily due to i) $(4.4) million of valuation depreciation in our equity position in Stitch Holdings, L.P.; ii) $(2.7) million of valuation depreciation in our debt positions in Astra Acquisition Corp. and Thras.io, LLC; and iii) $(0.6) million of unrealized depreciation on our Interest Rate Swap. The increase in net unrealized depreciation for the three months ended June 30, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the quarter, out of which our investments in Zest Acquisition Corp., Thras.io, LLC, Razor Group GmbH and Magenta Buyer, LLC (McAfee) contributed to $(2.8) million of that decrease; ii) a $(1.5) million increase in valuation depreciation in our investment in Juul Labs Inc; partially offset by iii) a $0.8 million decrease in unrealized depreciation in Gordon Brothers Finance Company, including the reversal of $2.0 million of previously recognized depreciation as a result of a paydown during the quarter and $(1.2) million of valuation depreciation during the quarter.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was approximately $1.5 million and $(2.5) million, respectively. The increase is primarily due to a $1.8 million increase in net investment income and a $2.3 million decrease in net realized and unrealized loss period-over-period.

Results comparisons for the six months ended June 30, 2023 and 2022.

Investment income

	Six Months Ended
	June 30, 2023	June 30, 2022
Investment income
Interest and fees on senior secured loans	$37,983,075	$23,973,523
Interest and fees on other debt securities	397,251	285,205
Interest earned on short-term investments, cash equivalents	149,718	37,903
Dividends and fees on equity securities	175,382	154,611
Total investment income	$38,705,426	$24,451,242

Total investment income for the six months ended June 30, 2023 increased $14.3 million, or 58.3%, as compared to the six months ended June 30, 2022. The increase was primarily due to a 39.9% increase in the weighted average yield on senior secured loans period over period as a result of a higher interest rate environment, and a 16.3% higher average balance in senior secured loans, at amortized cost, during the six months ended June 30, 2023. The increased balance of senior secured loans is primarily due to net deployments during 2022 and the six months ended June 30, 2023, which were substantially all in senior secured debt.

Expenses

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating expenses
Interest and other debt expenses	$10,200,681	$5,589,642
Management fees	4,352,380	4,007,031
Incentive fees on income	3,762,085	88,356
Incentive fees on capital gains	—	(1,544,569)
Director fees	449,000	306,250
Administrative expenses	581,088	664,769
Professional fees	443,161	510,346
Insurance expense	323,703	395,872
Investment advisor expenses	34,187	51,638
Other operating expenses	787,429	766,596
Total expenses	$20,933,714	$10,835,931

Total expenses increased $10.1 million, or 93.2%, for the six months ended June 30, 2023 from the comparable period in 2022, primarily due to increases in interest and other debt expenses and Incentive Fees on income during the three months ended in June 30, 2023, coupled with the reversal of previously accrued Incentive Fees on capital gains as required by GAAP during the six months ended June 30, 2022.

Interest and other debt expenses increased approximately $4.6 million, or 82.5%, for the six months ended June 30, 2023 from the comparable period in 2022 due to an increase in the average debt outstanding period over period, and a higher interest rate environment (see Note 4 to the consolidated financial statements).

Incentive fees on income increased approximately $3.7 million for the six months ended June 30, 2023 from the comparable period in 2022 due to higher pre-incentive fee net investment income in excess of the hurdle period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis Incentive Fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was zero and $(1.5) million during the six months ended June 30, 2023 and 2022, respectively. The Company did not have an accrued balance at June 30, 2023 and December 31, 2022.

Net investment income

Net investment income was $17.8 million and $13.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase of approximately $4.2 million, or 30.5%, was due to a $14.3 million increase in total investment income, partially offset by a $10.1 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) recorded for the six months ended June 30, 2023 was $(0.4) million, due to the full sales of our positions in Kemmerer Holdings, LLC and Advanced Lighting Technologies, LLC, partially offset by escrow proceeds received from SVP-Singer Holdings, LP, which was exited during 2021. Net realized gain (loss) for the six months ended June 30, 2022 was approximately $0.8 million, primarily due to escrow proceeds received from SVP –Singer Holdings, LP.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2023 and 2022, the change in net unrealized appreciation or depreciation on our investments and Interest Rate Swap was an increase in net unrealized depreciation of $(7.3) million and $(11.5) million, respectively. The increase in net unrealized depreciation for the six months ended June 30, 2023 was primarily due to i) $(4.7) million of valuation depreciation in our debt positions in Astra Acquisition Corp., Magenta Buyer, LLC (McAfee) and Thras.io, LLC; ii) $(4.4) million of valuation depreciation in our equity position in Stitch Holdings, L.P.; and iii) $(0.4) million of unrealized depreciation on our Interest Rate Swap; offset by net unrealized appreciation of $2.2 million on the remaining portfolio positions during the six months ended June 30, 2023. The increase in net unrealized depreciation for the six months ended June 30, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the period, out of which our investments in Zest Acquisition Corp., Stitch Holdings L.P., Thras.io, LLC, and Magenta Buyer, LLC (McAfee) contributed to $(3.3) million of that decrease; ii) a $(1.6) million increase in valuation depreciation in our investment in Juul Labs Inc.; partially offset by iii) a $0.9 million decrease in unrealized depreciation in Gordon Brothers Finance Company, including the reversal of $2.0 million of previously recognized depreciation as a result of a paydown during the period and $(1.1) million of valuation depreciation during the period.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the six months ended June 30, 2023 and 2022 was approximately $10.0 million and $3.0 million, respectively. The increase is primarily due to a $4.2 million increase in net investment income and a $2.9 million decrease in net realized and unrealized loss period-over-period.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP Basis:
Net Investment Income	$8,910,220	$7,120,216	$17,771,712	$13,615,311
Net Investment Income per share	0.12	0.10	0.24	0.18
Addback: GAAP incentive fee (reversal) based on capital gains	—	(1,073,068)	—	(1,544,569)
Addback: GAAP incentive fee based on Income	1,886,182	69,343	3,762,085	88,356
Pre-Incentive Fee[1]:
Net Investment Income	$10,796,402	$6,116,491	$21,533,797	$12,159,098
Net Investment Income per share	0.15	0.08	0.30	0.16
Less: Incremental incentive fee based on Income	(1,886,182)	(69,343)	(3,762,085)	(88,356)
As Adjusted[2]:
Net Investment Income	$8,910,220	$6,047,148	$17,771,712	$12,070,742
Net Investment Income per share	0.12	0.08	0.24	0.16

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees (if any). Such fees have been accrued (reversed) but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains (if any), and to include only the incremental incentive fee based on income (if any). Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three and six month periods ended June 30, 2023 and 2022, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2023, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the six months ended June 30, 2023 was $(12.0) million. Our use of cash from operating activities during the period primarily consisted of $(29.5) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities during the six months ended June 30, 2023 was $14.9 million. Our sources of cash from financing activities consisted of $30.0 million in net debt borrowings under the Credit Facility. Our uses of cash consisted of cash dividends paid to stockholders of $(14.5) million and payments of debt issuance costs of $(0.6) million.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2023 and December 31, 2022, we were obligated to existing portfolio companies for unfunded commitments of $47.2 million across 49 portfolio companies and $72.1 million across 51 portfolio companies, respectively.

As of June 30, 2023, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2023 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$192.0	$—	$192.0	$—	$—
2025 Private Placement Notes	92.0	—	92.0	—	—
Interest and Debt Related Payables	1.7	1.7	—	—	—

(1)
At June 30, 2023, $73.0 million remained undrawn under our Credit Facility.

Dividends

Our quarterly dividends, if any, are determined by our Board. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since June 2021:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023
$0.10	June 15, 2023	July 6, 2023
$0.10	September 15, 2023	October 6, 2023

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividend are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend per share paid on July 6, 2023, the Company estimated that $0.10 was sourced from net investment income and there was no return of capital paid based on book income. For reporting purposes on the Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Recent developments

On August 1, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on October 6, 2023 to stockholders of record at the close of business on September 15, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2023, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 94% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2023, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)(2)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$14.2	$0.20
Up 300 basis points	$10.7	$0.15
Up 200 basis points	$7.1	$0.10
Up 100 basis points	$3.6	$0.05
Down 100 basis points	$(3.6)	$(0.05)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share in each fiscal quarter to date for the year ended December 31, 2023, the year ended December 31, 2022 and the year ended December 31, 2021. On June 30, 2023, the reported closing price of our common stock was $3.28 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Dividends
Fiscal Year ended December 31, 2023
First Quarter	$4.41	$3.81	$3.30	(14)%	(25)%	$0.10
Second Quarter	$4.33	$3.59	$3.05	(17)%	(30)%	$0.10
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Third Quarter	$4.56	$4.02	$3.38	(12)%	(26)%	$0.10
Fourth Quarter	$4.39	$3.90	$3.42	(11)%	(22)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: August 2, 2023	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: August 2, 2023	By:	/s/ Chip Holladay
Chip Holladay
Interim Chief Financial Officer and Treasurer