Form 10-Q
period 2023-09-30
BlackRock Capital Investment Corp
filed 2023-11-08
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 7, 2023 was 72,571,907.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $603,241,914 and $569,528,145)	$580,291,076	$551,686,646
Non-controlled, affiliated investments (cost of $1,139,598 and $3,849,638)	—	3,574,438
Controlled investments (cost of $84,419,465 and $84,922,381)	15,051,000	15,228,000
Total investments at fair value (cost of $688,800,977 and $658,300,164)	595,342,076	570,489,084
Cash and cash equivalents	8,781,026	9,531,190
Interest, dividends and fees receivable	8,039,386	5,515,446
Deferred debt issuance costs	3,101,928	1,055,117
Due from broker	2,227,876	1,946,507
Receivable for investments sold	69,434	12,096
Prepaid expenses and other assets	481,982	510,706
Total assets	$618,043,708	$589,060,146

Liabilities
Debt (net of deferred issuance costs of $743,453 and $996,839)	$275,256,547	$253,003,161
Income incentive fees payable (see Note 3)	9,235,880	3,403,349
Accrued capital gains incentive fees (see Note 3)	261,077	—
Dividends payable	7,257,191	7,257,191
Management fees payable	2,278,742	2,186,540
Interest and debt related payables	1,851,583	738,719
Interest Rate Swap at fair value	1,669,628	1,332,299
Accrued administrative expenses	225,478	397,299
Payable for investments purchased	—	600,391
Accrued expenses and other liabilities	2,409,378	1,618,844
Total liabilities	300,445,504	270,537,793

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 issued and 72,571,907 outstanding	84,482	84,482
Paid-in capital in excess of par	850,199,351	850,199,351
Distributable earnings (losses)	(459,311,927)	(458,387,778)
Treasury stock at cost, 11,909,890 shares held	(73,373,702)	(73,373,702)
Total net assets	317,598,204	318,522,353
Total liabilities and net assets	$618,043,708	$589,060,146

Net assets per share	$4.38	$4.39

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$19,406,840	$14,733,808	$55,361,062	$37,986,722
PIK interest income:
Non-controlled, non-affiliated investments	1,568,546	376,854	3,597,013	626,012
Non-controlled, affiliated investments	—	114,909	31,794	347,377
PIK dividend income:
Non-controlled, non-affiliated investments	91,823	81,188	267,205	235,799
Other income:
Non-controlled, non-affiliated investments	273,219	718,634	788,780	1,280,725
Total investment income	21,340,428	16,025,393	60,045,854	40,476,635

Operating expenses
Interest and other debt expenses	5,682,588	3,337,735	15,883,269	8,927,377
Management fees	2,278,742	2,118,115	6,631,122	6,125,146
Incentive fees on income	2,070,446	1,621,402	5,832,531	1,709,758
Incentive fees on capital gains(1)	261,077	—	261,077	(1,544,569)
Professional fees	529,477	214,022	972,638	724,368
Administrative expenses	225,478	345,707	806,566	1,010,476
Director fees	208,125	149,375	657,125	455,625
Insurance expense	144,452	187,022	468,155	582,894
Investment advisor expenses	17,093	25,819	51,280	77,457
Other operating expenses	405,266	363,161	1,192,695	1,129,757
Total expenses	11,822,744	8,362,358	32,756,458	19,198,289

Net investment income(1)	9,517,684	7,663,035	27,289,396	21,278,346

Realized and unrealized gain (loss) on investments and Interest Rate Swap
Net realized gain (loss):
Non-controlled, non-affiliated investments	204,267	370,660	242,069	1,196,573
Non-controlled, affiliated investments	—	—	(441,906)	—
Net realized gain (loss)	204,267	370,660	(199,837)	1,196,573
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	1,248,945	(1,281,032)	(5,109,339)	(13,693,406)
Non-controlled, affiliated investments	—	102,585	(864,398)	332,256
Controlled investments	52,000	(232,073)	325,916	690,314
Interest Rate Swap	(196,560)	(1,015,964)	(594,314)	(1,214,658)
Net change in unrealized appreciation (depreciation)	1,104,385	(2,426,484)	(6,242,135)	(13,885,494)
Net realized and unrealized gain (loss)	1,308,652	(2,055,824)	(6,441,972)	(12,688,921)

Net increase (decrease) in net assets resulting from operations	$10,826,336	$5,607,211	$20,847,424	$8,589,425

Net investment income per share—basic(1)	$0.13	$0.10	$0.38	$0.29
Earnings (loss) per share—basic(1)	$0.15	$0.08	$0.29	$0.12
Weighted average shares outstanding—basic	72,571,907	73,170,323	72,571,907	73,551,057
Net investment income per share—diluted(1)(2)	$0.13	$0.10	$0.38	$0.29
Earnings (loss) per share—diluted(1)(2)	$0.15	$0.08	$0.29	$0.12
Weighted average shares outstanding—diluted	72,571,907	73,170,323	72,571,907	83,884,141

(1)
Net investment income and per share amounts displayed above are net of the accrual (reversal) for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the three and nine month periods ended September 30, 2023 and for the nine month period ended September 30, 2022 (see Note 3).
(2)
For the nine month period ended September 30, 2022, the impact of the hypothetical conversion of the 2022 Convertible Notes was antidilutive (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2022	72,571,907	$84,482	$850,199,351	$(458,387,778)	$(73,373,702)	$318,522,353
Net investment income	—	—	—	8,861,492	—	8,861,492
Net realized and unrealized gain (loss)	—	—	—	(344,095)	—	(344,095)
Dividends to common stockholders(2)	—	—	—	(7,257,191)	—	(7,257,191)
Balance at March 31, 2023	72,571,907	$84,482	$850,199,351	$(457,127,572)	$(73,373,702)	$319,782,559

Net investment income	—	—	—	8,910,220	—	8,910,220
Net realized and unrealized gain (loss)	—	—	—	(7,406,529)	—	(7,406,529)
Dividends to common stockholders(2)	—	—	—	(7,257,191)	—	(7,257,191)
Balance at June 30, 2023	72,571,907	$84,482	$850,199,351	$(462,881,072)	$(73,373,702)	$314,029,059

Net investment income	—	—	—	9,517,684	—	9,517,684
Net realized and unrealized gain (loss)	—	—	—	1,308,652	—	1,308,652
Dividends to common stockholders(2)	—	—	—	(7,257,191)	—	(7,257,191)
Balance at September 30, 2023	72,571,907	$84,482	$850,199,351	$(459,311,927)	$(73,373,702)	$317,598,204

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973
Cumulative effect of adjustment for the adoption of ASU 2020-06(1)	—	—	(4,337,631)	3,888,233	—	(449,398)
Repurchase of common stock	(106,308)	—	—	—	(440,237)	(440,237)
Net investment income	—	—	—	6,495,095	—	6,495,095
Net realized and unrealized gain (loss)	—	—	—	(972,721)	—	(972,721)
Dividends to common stockholders(2)	—	—	—	(7,380,270)	—	(7,380,270)
Balance at March 31, 2022	73,770,679	$84,478	$848,022,547	$(432,272,960)	$(68,929,623)	$346,904,442

Repurchase of common stock	(420,083)	—	—	—	(1,586,451)	(1,586,451)
Issuance of common stock from the conversion of the 2022 Convertible Notes	3,546	4	29,996	—	—	30,000
Net investment income	—	—	—	7,120,216	—	7,120,216
Net realized and unrealized gain (loss)	—	—	—	(9,660,376)	—	(9,660,376)
Dividends to common stockholders(2)	—	—	—	(7,363,184)	—	(7,363,184)
Balance at June 30, 2022	73,354,142	$84,482	$848,052,543	$(442,176,304)	$(70,516,074)	$335,444,647

Repurchase of common stock	(463,911)	—	—	—	(1,705,878)	(1,705,878)
Net investment income	—	—	—	7,663,035	—	7,663,035
Net realized and unrealized gain (loss)	—	—	—	(2,055,824)	—	(2,055,824)
Dividends to common stockholders(2)	—	—	—	(7,312,237)	—	(7,312,237)
Balance at September 30, 2022	72,890,231	$84,482	$848,052,543	$(443,881,330)	$(72,221,952)	$332,033,743
(1)
See Note 4 for further information related to the adoption of ASU 2020-06.
(2)
Sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three month periods ended September 30, 2023, June 30,2023 and March 31, 2023, it is estimated that there was no return of capital based on book income. For the three months ended September 30, 2022, it is estimated that there was no return of capital based on book income. For the three months ended June 30, 2022, it is estimated that $242,968 out of the total $7,363,184 dividend was from a return of capital based on book income. For the three months ended March 31, 2022, it is estimated that $885,175 out of the total $7,380,270 dividend was from a return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$20,847,424	$8,589,425
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	199,837	(1,196,573)
Net change in unrealized (appreciation) depreciation of investments	5,647,821	12,670,836
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	594,314	1,214,658
Interest and dividend income paid in kind	(3,896,012)	(1,209,188)
Net amortization of investment discounts and premiums	(2,806,533)	(2,533,470)
Amortization of deferred debt issuance costs	709,973	868,344
Changes in assets and liabilities:
Purchase of investments	(95,567,565)	(194,380,774)
Proceeds from disposition of investments	70,809,059	164,537,110
Decrease (increase) in interest, dividends and fees receivable	(1,763,540)	439,326
Decrease (increase) in due from broker	(185,085)	(1,878,136)
Decrease (increase) in receivable for investments sold	(57,338)	275,036
Decrease (increase) in prepaid expenses and other assets	28,724	66,285
Increase (decrease) in payable for investments purchased	(600,391)	(8,146,967)
Increase (decrease) in interest and debt related payables	1,112,864	713,783
Increase (decrease) in management fees payable	92,202	(4,404)
Increase (decrease) in income incentive fees payable	5,832,531	1,520,743
Increase (decrease) in accrued capital gains incentive fees	261,077	(1,544,569)
Increase (decrease) in Interest Rate Swap at fair value	(353,268)	—
Increase (decrease) in accrued administrative expenses	(171,821)	(38,518)
Increase (decrease) in accrued expenses and other liabilities	790,534	(112,158)
Net cash provided by (used in) operating activities	1,524,807	(20,149,211)

Financing activities
Draws on Credit Facility	66,000,000	214,000,000
Repayments of Credit Facility draws	(44,000,000)	(98,000,000)
Dividends paid to common stockholders	(21,771,573)	(22,136,426)
Payments of debt issuance costs	(2,503,398)	(1,152,052)
Repayment of 2022 Convertible Notes	—	(143,720,000)
Proceeds from issuance of 2025 Private Placement Notes	—	92,000,000
Repurchase of common shares	—	(3,732,566)
Net cash provided by (used in) financing activities	(2,274,971)	37,258,956

Net increase (decrease) in cash and cash equivalents	(750,164)	17,109,745
Cash and cash equivalents at beginning of period	9,531,190	12,750,121
Cash and cash equivalents at end of period	$8,781,026	$29,859,866

Supplemental cash flow information
Interest payments	$13,753,295	$6,678,112
Tax payments	$81,001	$80,464
Share issuance — conversion of 2022 Convertible Notes	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	12.18%	4/15/2026	$2,117,008	$2,097,532	$2,061,966
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	SOFR(M)/(Q)	1.00%	6.75%	12.22%	4/15/2026	$233,430	231,657	227,361
								2,329,189	2,289,327
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.49%	4/30/2027	$2,493,328	2,460,515	2,398,582

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.92%	2/7/2025	$500,000	492,978	504,500
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	12.88%	2/7/2025	$560,228	546,699	560,228
								1,039,677	1,064,728
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.52%	11/7/2026	$1,572,712	1,566,729	1,487,786
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	6.00%	11.52%	11/7/2026	$346,012	344,606	327,328
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	6.00%	11.52%	11/7/2026	$479,275	477,352	453,394
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.38%	8/23/2028	$1,355,927	1,327,660	1,334,097
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/23/2028	$742,053	695,262	690,668	M
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	PRIME	0.75%	5.00%	13.50%	8/23/2027	$149,047	138,990	141,938	M
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.82%	8/31/2029	$2,615,252	2,583,427	2,481,874
								7,134,026	6,917,085
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$3,250,358	3,185,351	3,113,843
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$—	(10,731)	(45,071)	M
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$—	(10,731)	(22,536)	M
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.25%	10.80%	12/19/2025	$737,161	725,266	718,732
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	11/23/2027	$3,538,800	3,465,763	3,425,559
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	11/23/2027	$4,945,106	4,872,601	4,786,863
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	12.00%	11/23/2027	$963,053	949,737	924,531	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2030	$1,742,930	1,694,723	1,715,043
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.79%	2/1/2030	$100,604	89,453	89,241	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2029	$—	(7,586)	(4,545)	M
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.32%	9/4/2029	$332,031	324,670	324,561
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.32%	9/4/2029	$77,149	74,764	72,314	M
Vortex Companies, LLC	First Lien Revolver	SOFR(M)/PRIME	1.00%	6.00%	11.73%	9/4/2029	$9,578	7,843	7,820	M/T
								15,361,123	15,106,355
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$5,193,335	5,081,031	4,985,601
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$1,731,112	1,692,686	1,661,867
Lucky US BuyerCo LLC (Global Payments)	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.82%	3/30/2029	$2,165,207	2,103,868	2,126,017
Lucky US BuyerCo LLC (Global Payments)	First Lien Revolver	SOFR(M)	1.00%	7.50%	12.82%	3/30/2029	$—	(7,677)	(5,030)	M
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.67%	12/14/2027	$2,545,630	2,499,554	2,499,809
								11,369,462	11,268,264
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.07%	12/14/2029	$4,559,359	4,471,651	4,053,270
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	5.50% Cash + 0.75% PIK	11.79%	2/17/2027	$5,052,806	4,781,894	5,078,070	D
								9,253,545	9,131,340
Distributors
Colony Display LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.15%	6/30/2026	$2,357,302	2,329,676	2,149,859	D

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)/(S)	0.75%	6.25%	11.64%	9/14/2029	$3,176,917	3,114,885	3,130,216
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.64%	9/15/2027	$—	(4,663)	(3,815)	M

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.47%	4/30/2025	$13,522,008	$13,555,288	$13,028,357	D/H/J/M
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$1,681,711	1,681,711	1,688,438	D/H/J
SellerX Germany GmbH (Germany)	First Lien Term Loan Tranche A1	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$6,517,167	6,476,168	6,517,167	D/H/J
SellerX Germany GmbH (Germany)	First Lien Term Loan Tranche A2	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$7,816,043	7,772,810	7,816,043	D/H/J
SellerX Germany GmbH (Germany)	First Lien Delayed Draw Term Loan B	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$—	—	—	D/H/J
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.65%	12/18/2026	$7,245,988	7,168,955	5,168,780	O
Thras.io, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.65%	12/18/2026	$3,037,178	2,991,764	2,166,510	O
Whele LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	16.95%	10/15/2025	$6,531,157	6,554,441	5,002,866	D/Q
								49,311,359	44,514,562
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.42%	3/26/2026	$6,438,127	6,371,574	6,307,433
2-10 Holdco, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	11.42%	3/26/2026	$—	(2,400)	(4,877)	M
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.64%	8/29/2029	$4,786,806	4,693,069	4,825,100
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.89%	8/29/2029	$383,423	380,387	387,257
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.62%	8/29/2029	$584,733	566,838	589,410
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.64%	8/31/2028	$—	(7,847)	—	M
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.65%	11/3/2025	$25,000,000	25,000,000	24,925,000
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(M)	0.25%	8.50%	14.06%	10/8/2027	$5,000,000	5,000,000	4,980,000	R
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$7,122,636	7,002,637	6,980,896
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$1,978,510	1,943,176	1,939,138
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	18.43%	10/31/2021	$37,183,232	37,183,232	15,051,000	G/Q/S
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.94%	7/5/2026	$5,000,000	4,941,725	4,900,000
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)/(S)	1.00%	6.25%	10.77%	10/4/2027	$5,175,677	5,152,950	5,080,452	M
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.77%	10/4/2027	$—	(1,558)	(5,405)	M
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)/(Q)	1.00%	9.25%	14.79%	2/11/2025	$11,300,000	11,208,855	10,994,900	H/J
								109,432,638	86,950,304
Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.49%	6/28/2028	$2,754,986	2,712,784	2,275,619	D
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$324,805	322,183	326,916
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$—	(245)	—	M
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	—	7.50%	13.02%	10/26/2026	$5,769,231	5,764,532	5,278,846	O
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	0.50%	7.50%	13.02%	10/26/2026	$3,538,462	3,500,036	3,290,769
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$3,770,105	3,709,702	3,696,588
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$—	(7,773)	(28,361)	M
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.88%	11/13/2028	$6,554,543	6,408,746	5,899,088
								22,409,965	20,739,465
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2027	$2,854,330	2,818,515	2,794,389
Appriss Health, LLC (PatientPing)	First Lien Revolver	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2027	$—	(2,309)	(4,026)	M
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.26%	3/14/2026	$7,664,445	7,588,662	7,526,484
CareATC, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.26%	3/14/2026	$—	(2,804)	(6,085)	M
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.40%	5/3/2027	$8,380,593	8,261,472	8,104,033
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.33%	5/3/2027	$369,758	362,191	349,422	M
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.37%	10/2/2028	$2,016,737	2,009,233	1,974,386
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.54%	7/23/2024	$4,500,000	4,488,465	4,473,000
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.55%	7/23/2024	$191,298	187,734	191,298
Sandata Technologies, LLC	First Lien Revolver	SOFR(Q)	—	6.00%	11.53%	7/23/2024	$266,667	265,293	263,667	M
								25,976,452	25,666,568

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Hotels, Restaurants & Leisure
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	6/3/2027	$5,195,124	$5,113,832	$5,117,197	H/J
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.08%	6/3/2027	$314,856	308,597	308,559	H/J/M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$6,094,086	5,926,717	5,982,564
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$—	(4,627)	(6,389)	M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$—	(11,574)	(7,986)	M
								11,332,945	11,393,945
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	11.08%	8/31/2029	$4,090,838	4,018,834	4,049,930
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$681,807	666,765	671,554	M
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$85,870	77,366	80,718	M
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.92%	8/27/2026	$5,129,060	5,054,737	5,129,060
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(Q)	1.00%	6.50%	11.92%	8/27/2026	$—	(293,684)	—	M
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.67%	10/1/2026	$1,918,852	1,897,365	1,778,776
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	SOFR(M)	1.00%	6.25%	11.82%	10/1/2026	$225,000	222,241	206,750	M
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.43%	11/1/2028	$845,954	835,732	837,494
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.43%	11/1/2028	$2,116,885	2,093,477	2,095,716
								14,572,833	14,849,998
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.77%	12/29/2027	$2,209,022	2,075,744	2,058,809
Syndigo, LLC	Second Lien Term Loan	SOFR(Q)	0.75%	8.00%	13.67%	12/14/2028	$4,673,472	4,621,489	4,065,921
								6,697,233	6,124,730
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	8/22/2027	$1,938,957	1,922,288	1,904,055
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	8.88%	14.53%	10/25/2029	$7,164,842	7,048,002	5,115,697
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$4,653,609	4,526,593	4,572,637	H/J
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$—	(10,056)	(6,567)	H/J/M
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$1,283,754	1,248,715	1,261,417	H/J
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$—	(2,770)	(1,809)	H/J/M
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$4,583,333	4,469,560	4,468,750
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$—	(10,262)	(10,417)	M
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$1,982,895	1,967,813	1,972,981	D
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	12.34%	6/8/2028	$11,679,124	11,488,160	11,335,758	D
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$1,300,366	1,190,454	1,046,794	O
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.25%	13.88%	7/27/2029	$7,000,000	6,918,548	3,220,000	O
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$3,336,406	3,259,275	3,333,070
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$—	(9,278)	(417)	M
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.83%	6/10/2027	$4,956,117	4,902,068	4,539,804
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.83%	6/10/2027	$1,328,125	1,321,461	1,216,563
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.45%	4/6/2027	$12,069,635	11,905,527	11,647,197
Pluralsight, Inc.	First Lien Revolver	SOFR(Q)	1.00%	8.00%	13.44%	4/6/2027	$583,340	572,056	550,776	M
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.00%	13.42%	4/2/2027	$5,512,958	5,456,727	5,490,906
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.58%	8/16/2029	$4,111,714	4,039,584	4,109,247
Sailpoint Technologies Holdings, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.58%	8/16/2028	$—	(5,434)	(768)	M
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.25% PIK	12.50%	1/24/2028	$4,029,729	3,966,145	3,993,059	D/H/J
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.31%	12/1/2027	$1,410,333	1,388,214	936,461	D
Suited Connector, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.36%	12/1/2027	$232,569	229,154	154,426	D
								77,782,544	70,849,620
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$2,250,000	2,201,377	2,279,250

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$—	$(4,745)	$—	M
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.00%	13.43%	5/28/2029	$5,000,000	4,964,384	4,740,000
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.27%	2/4/2029	$2,867,296	2,852,690	2,709,595
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.39%	12/29/2028	$4,983,727	4,843,377	4,879,069
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.39%	12/30/2027	$—	(9,180)	(7,549)	M
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$6,079,701	5,929,436	6,031,064
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$—	(14,395)	(4,864)	M
								20,762,944	20,626,565
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.26%	5/25/2027	$2,611,731	2,536,444	2,609,119	J/O

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$2,185,792	2,115,660	2,207,650
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$—	(5,637)	1,835	M
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$—	(8,984)	—	M
								2,101,039	2,209,485
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	8/5/2028	$6,181,526	6,057,153	6,193,889
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	8/5/2028	$—	(4,734)	409	M
Sonny's Enterprises, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.27%	8/5/2027	$—	(4,028)	—	M
								6,048,391	6,194,298
Media
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	—	3.25%	8.68%	10/20/2025	$656,884	609,518	633,486	O
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	12.43%	10/19/2026	$3,131,760	2,953,531	2,455,832	O
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75% Cash + 0.50% PIK	12.88%	12/31/2024	$376,268	371,957	362,346	D
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.04%	8/23/2026	$3,613,516	3,565,580	3,281,072	D
								7,500,586	6,732,736
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	11.43%	11/30/2026	$9,987,851	9,818,656	9,688,215
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(M)	1.00%	5.75%	11.69%	11/30/2026	$268,015	254,337	247,914	M
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.43%	12/23/2026	$3,507,402	3,418,193	3,385,344
								13,491,186	13,321,473
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan	SOFR(Q)	1.50%	9.00%	14.57%	9/11/2026	$4,516,129	4,337,766	4,335,484

Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.12%	4/26/2030	$5,007,465	4,924,612	4,306,420
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.93%	5/14/2029	$5,000,000	4,967,489	4,920,000
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.63%	8/18/2028	$11,057,837	10,892,469	10,983,750	D
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.63%	8/18/2028	$335,245	335,245	315,547	D/M
ICIMS, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.75%	12.14%	8/18/2028	$175,907	160,744	168,850	M
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.20%	2/17/2025	$9,892,491	9,799,812	9,724,319	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.20%	2/17/2025	$5,300,000	5,255,638	5,209,900	H/J
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.92%	6/28/2024	$3,790,365	3,663,194	3,733,510
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	10.92%	6/28/2024	$970,359	937,803	955,803
								40,937,006	40,318,099
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.00%	11.84%	3/2/2026	$1,866,667	1,866,667	1,849,867	J

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.93%	3/21/2027	$4,661,332	$4,585,980	$4,622,177
								6,452,647	6,472,044
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	13.17%	4/8/2025	$15,000,000	14,889,408	14,910,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.82%	12/29/2027	$1,862,750	1,833,423	1,760,299
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.43%	12/29/2026	$390,162	323,369	331,906	M
								2,156,792	2,092,205
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.93%	12/29/2025	$2,416,867	2,402,783	2,392,215
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.94%	12/29/2025	$1,054,373	1,033,145	1,043,618
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.43%	3/11/2027	$8,673,018	8,606,404	8,667,814
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.25% PIK	12.20%	4/13/2027	$4,564,483	4,513,987	4,404,727	D
Aras Corporation	First Lien Revolver	SOFR(Q)	1.00%	6.50%	12.14%	4/13/2027	$225,239	221,510	214,489	M
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(S)	1.00%	7.75%	12.78%	4/30/2026	$4,361,671	4,286,755	4,405,288
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	1.00%	6.75%	15.10%	4/30/2026	$492,791	481,633	492,791	M
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$6,826,923	6,657,360	6,656,250
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$—	(16,681)	(16,827)	M
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$2,833,333	2,803,542	2,758,817
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.39%	9/8/2027	$838,217	825,664	825,644	D
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$83,019	82,724	80,836
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$—	(2,829)	(7,306)	M
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$5,131,318	5,008,685	5,100,530
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$—	(11,791)	(3,079)	M
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	13.03%	1/6/2026	$1,893,754	1,882,674	1,888,451	H/J
Elastic Path Software Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	13.18%	1/6/2026	$961,395	954,122	958,703	H/J
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.88%	5/22/2029	$4,507,068	4,419,980	4,425,941	D
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.38%	5/22/2029	$—	(10,114)	(9,643)	M
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.88%	5/6/2026	$1,539,384	1,527,631	1,523,836
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.79%	5/6/2026	$1,539,384	1,528,691	1,523,836
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$2,023,226	1,990,974	2,021,810	D
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$1,563,410	1,536,848	1,562,315	D
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.68%	7/9/2029	$—	(5,795)	(244)	M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.00% PIK	11.54%	12/17/2027	$1,867,220	1,832,137	1,804,481	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.00% PIK	11.54%	12/17/2027	$100,000	97,934	91,040	D/M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.39%	12/17/2027	$—	(1,888)	(4,480)	M
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/5/2028	$7,017,052	6,865,776	6,885,833
Kaseya Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75% Cash + 2.50% PIK	11.62%	6/25/2029	$7,460,215	7,363,840	7,400,533	D
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.75% Cash + 2.50% PIK	11.62%	6/25/2029	$27,819	25,006	24,178	D/M
Kaseya Inc.	First Lien Revolver	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.57%	6/25/2029	$114,489	108,827	110,842	D/M
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$2,152,047	2,112,992	2,149,895	D
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$2,114,519	2,097,662	2,060,599
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$1,608,107	1,587,319	1,584,306
Oversight Systems, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$—	(1,291)	(1,076)	M

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.87%	5/9/2028	$6,001,449	$5,906,274	$5,954,037	D/H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.38%	5/9/2028	$196,139	187,042	191,491	H/J/M
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.54%	3/31/2027	$3,828,161	3,780,948	3,763,082	H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.52%	3/31/2027	$204,792	199,945	197,829	H/J/M
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.52%	8/31/2027	$6,039,061	5,936,404	5,972,632
Superman Holdings, LLC (Foundation Software)	First Lien 2023 Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.13%	11.52%	8/31/2027	$—	(3,896)	(3,791)	M
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	SOFR(Q)	1.00%	6.13%	11.52%	8/31/2026	$—	(4,027)	(3,624)	M
Tessian Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.58%	3/15/2028	$2,236,105	2,194,168	2,218,216	H/J
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$1,977,857	1,919,093	1,920,302
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$43,470	39,021	39,042	M
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$5,281,691	5,191,175	5,329,227	D
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$—	(11,127)	11,678	D/M
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.90%	11/22/2028	$—	(9,191)	—	M
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.00% Cash + 4.50% PIK	11.92%	12/21/2027	$1,605,549	1,583,100	1,526,877	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.00% Cash + 4.50% PIK	11.92%	12/21/2027	$—	(1,525)	(18,148)	D/M
Zilliant Incorporated	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.32%	12/21/2027	$—	(2,091)	(7,259)	M
								99,711,529	100,108,554
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.14%	8/15/2028	$4,678,280	4,539,513	4,542,610
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	12.92%	7/2/2026	$6,668,313	6,587,692	6,421,585
								11,127,205	10,964,195
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.54%	2/17/2026	$10,842,857	10,729,131	10,886,229	H/J

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$9,862,348	9,752,368	9,862,348
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$—	(15,444)	—	M
								9,736,924	9,862,348
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	SOFR(M)	0.75%	7.50%	12.92%	4/8/2027	$3,539,347	3,489,108	3,493,335

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.90%	9/17/2026	$4,900,000	4,820,922	4,848,060	H/J

Total Debt Investments - 186.2% of Net Assets								629,622,210	591,398,961

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Issuer(N/P)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	35,501	C/I
					1,862,881	35,501
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,598	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,598	—
Diversified Consumer Services
Elevate Brands HoldCo	Warrants to Purchase Elevate Common Shares		7/25/2030	1,085	—	124,688	C/I
Elevate Brands HoldCo	Warrants to Purchase Elevate Preferred New Super Senior Shares		7/25/2030	4,261	—	489,674	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase SellerX Common Shares		7/25/2030	1,464	—	118,657	C/H/I/J
PerchHQ LLC	Warrants to Purchase Common Stock		10/15/2027	45,283	—	—	C/I/K
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	374,920	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares		4/28/2028	55	—	270,050	C/H/I/J
					—	1,377,989
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/Q
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	55,703	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	361	C/H/I/J
					47,236,233	56,064
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	—	C/I

Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units		3/6/2033	1,652	—	—	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	—	33,503	C/L

Oil, Gas & Consumable Fuels
TER Management Resources, LLC (fka ETX Energy Management Company, LLC)	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
Trailblazer Energy Resources, LLC (fka ETX Energy, LLC)	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/K
					—	—
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	2,832	—	566	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	3,030,145	2,439,492	D/I

Total Equity Securities - 1.2% of Net Assets					59,178,767	3,943,115

Total Investments - 187.4% of Net Assets					$688,800,977	$595,342,076

Cash and Cash Equivalents - 2.8% of Net Assets						$8,781,026

Total Cash and Investments - 190.2% of Net Assets						$604,123,102

	Interest Rate Swap as of September 30, 2023(U)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(1,669,628)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

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
(C)
Non-income producing equity securities at September 30, 2023.
(D)
Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective interest method.
(E)
Approximately 99.5% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 96.6% of the fair value of such senior secured loans have floors of 0.50% to 2.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2023 of all contracts within the specified loan facility. LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(I)
Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 1.2% of the Company’s net assets at September 30, 2023. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of September 30, 2023:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
PerchHQ LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022
SuCo Investors, LP (Suited Connector), Warrants to Purchase Class A Units	3/6/2023
Elevate Brands Holdco, Warrants to Purchase Elevate Common Shares	7/25/2023
Elevate Brands Holdco, Warrants to Purchase Elevate Preferred New Super Senior Shares	7/25/2023
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase SellerX Common Shares	7/25/2023

(J)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2023, approximately 17.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.
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
(M)
Position or associated portfolio company thereof has an unfunded commitment as of September 30, 2023 (see Note 9). Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(N)
Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(O)
Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)
The Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(Q)
The investment is on non-accrual status as of September 30, 2023 and therefore non-income producing. At September 30, 2023, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 3.4% and 12.0% of the Company's debt and preferred stock investments at fair value and amortized cost, respectively.
(R)
This investment will have a first lien security interest after the senior tranches are repaid.
(S)
Total coupon includes default interest of 2.00%.
(T)
Portions of the loan bear interest using a combination of LIBOR, SOFR and/or at the Prime rate. The total coupon represents the weighted average interest rate at September 30, 2023 of all contracts within the loan facility.
(U)
Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2023

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at September 30, 2023
AGY Equity, LLC:
Class A Preferred Stock	$—	$—	$—	$—	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	31,794	1,956,190	—	—	112,178	(2,068,368)	—	(5)
Delayed Draw Term Loan, First Lien	—	—	—	—	—	—	—	(5)
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	1,618,248	(441,906)	(864,398)	—	(311,944)	—	(5)
Totals	$31,794	$3,574,438	$(441,906)	$(864,398)	$112,178	$(2,380,312)	$—

(1)
The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the nine months ended September 30, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new purchases, PIK income, or amortization of original issue and market discounts for the nine months ended September 30, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the nine months ended September 30, 2023.
(5)
Investment no longer held as of September 30, 2023.

There is no aggregate fair value of non-controlled, affiliated investments at September 30, 2023.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at September 30, 2023
Gordon Brothers Finance Company:
Unsecured Debt	$—	$15,228,000	$—	$325,916	$—	$(502,916)	$15,051,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$15,228,000	$—	$325,916	$—	$(502,916)	$15,051,000

(1)
The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the nine months ended September 30, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new purchases, PIK income, or amortization of original issue and market discounts for the nine months ended September 30, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the nine months ended September 30, 2023.

The aggregate fair value of controlled investments at September 30, 2023 represents 4.7% of the Company’s net assets.

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

On September 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BlackRock TCP Capital Corp., a Delaware corporation (“TCPC”), BCIC Merger Sub, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of TCPC (formerly known as Project Spurs Merger Sub, LLC, “Merger Sub”), and, solely for the limited purposes set forth therein, (x) Tennenbaum Capital Partners, LLC ("TCP"), a Delaware limited liability company and investment advisor to TCPC, and (y) the Advisor (the "Merger"). The Company’s Board of Directors and the TCPC Board of Directors, including all of the independent directors of each board, on the recommendation of a special committee comprised solely of the independent directors of each respective board, have approved the Merger Agreement and the terms and transactions contemplated thereby. See “Note 11 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

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

The interim financial information at September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Valuation Designee using a consistently applied valuation process in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, cyclical, geopolitical and other events and conditions, such as the COVID-19 pandemic and the Russian military invasion of Ukraine, rising interest rates and risks related to inflation and credit risks, that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued generally utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, (e.g. non-performance risk), its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity), any bid for a Company asset (irrespective of the perceived validity of such bid), and enterprise values. For positions acquired during the current quarter, the Valuation Designee generally believes that cost will approximate fair value. As such, an independent valuation, in certain cases, may not be obtained until the quarter-end after the quarter in which the investment is acquired in.

At September 30, 2023, investments for which the value was determined soley by the Valuation Designee represented 0.0% and 3.1% of the Company's net asset value and total positions held, respectively.

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

At September 30, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	22,579,367	—	—	22,579,367
3	Valuation sources that employ significant unobservable inputs	548,788,594	20,031,000	3,943,115	572,762,709
Total		$571,367,961	$20,031,000	$3,943,115	$595,342,076

(1)
Includes senior secured loans.
(2)
Includes unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Bank Debt	$511,276,205	Income approach	Discount rate	10.5% - 25.1% (13.8%)
	29,730,198	Market quotations	Indicative bid/ask quotes	1 (1)
	6,093,753	Market comparable companies	Revenue multiples	0.6x - 1.0x (0.9x)
	1,688,438	Option Pricing Model	Implied volatility	65.0% (65.0%)
			Term	1.5 years (1.5 years)
			EBITDA/Revenue multiples	2.0x (2.0x)
Other Corporate Debt	20,031,000	Income approach	Discount rate	14.1% - 14.6% (14.5%)
Equity	1,434,619	Option Pricing Model	Implied volatility	50.0% - 65.0% (56.7%)
			Term	1.0 years - 2.8 years (2.2 years)
			EBITDA/Revenue multiples	2.0x - 7.3x (2.1x)
	2,439,492	Income approach	Discount rate	13.4% - 14.6% (13.4%)
	69,004	Market comparable companies	Revenue multiples	0.6x - 6.3x (3.6x)
$572,762,709

(1)
Weighted by fair value.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2023 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$535,307,387	$20,942,000	$3,931,932	$560,181,319
Net realized and unrealized gains (losses)	3,051,616	77,074	221,771	3,350,461
Acquisitions(1)	41,230,265	11,926	91,823	41,334,014
Dispositions	(37,602,540)	(1,000,000)	(302,411)	(38,904,951)
Transfers into Level 3(2)	12,455,712	—	—	12,455,712
Transfers out of Level 3(3)	(5,653,846)	—	—	(5,653,846)
Ending balance	$548,788,594	$20,031,000	$3,943,115	$572,762,709

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,741,647	$77,000	$249,302	$4,067,949

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of four investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2023 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$494,932,878	$21,782,823	$10,223,080	$526,938,781
Net realized and unrealized gains (losses)	2,316,101	513,894	(5,932,814)	(3,102,819)
Acquisitions(1)	99,574,925	15,335	267,204	99,857,464
Dispositions	(48,925,637)	(2,281,052)	(614,355)	(51,821,044)
Transfers into Level 3(2)	6,371,096	—	—	6,371,096
Transfers out of Level 3(3)	(5,480,769)	—	—	(5,480,769)
Ending balance	$548,788,594	$20,031,000	$3,943,115	$572,762,709

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,380,142	$375,916	$(4,666,677)	$(1,910,619)

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

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar. There were no investments denominated in foreign currency as of September 30, 2023 and December 31, 2022.

Derivative Instruments:

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2023 and December 31, 2022.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2023 and December 31, 2022 represented 0.5% and 0.6% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at September 30, 2023 and December 31, 2022.

Changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at September 30, 2023 and December 31, 2022. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board approved the continuation of the Current Management Agreement on November 7, 2023.

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

For the three and nine months ended September 30, 2023, the Company incurred $2,278,742 and $6,631,122, respectively, in Management Fees under the Current Management Agreement. For the three and nine months ended September 30, 2022, the Company incurred $2,118,115 and $6,125,146, respectively, in Management Fees under the Current Management Agreement.

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

For the three and nine months ended September 30, 2023, the Company incurred $2,070,446 and $5,832,531, respectively, in Incentive Fees on income. For the three and nine months ended September 30, 2022, the Company incurred $1,621,402 and $1,709,758, respectively, in

Incentive Fees on income. As of September 30, 2023 and December 31, 2022, there was $9,235,880 and $3,403,349, respectively, of Incentive Fees payable based on income. Such Incentive Fees payable balance included $7,165,434 of previously earned but deferred Incentive Fees, and was paid subsequent to September 30, 2023 as a result of the Annualized Rate of Return being met for the trailing four quarter period ended September 30, 2023.

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

In accordance with GAAP, the hypothetical liquidation basis for the three and nine months ended September 30, 2023 resulted in accrued Incentive Fees on capital gains of $261,077. Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three and nine months ended September 30, 2022 were zero and $(1,544,569), respectively. As of September 30, 2023 and December 31, 2022, the balance of accrued Incentive Fees on capital gains was $261,077 and zero, respectively. However, as of September 30, 2023, no Incentive Fees on capital gains were realized and payable to the Advisor as of such date. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Current Management Agreement.

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

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the eighth amendment thereto, dated as of September 6, 2023, the “Credit Facility”) and senior unsecured notes issued through a private placement on June 9, 2022 by the Company and due December 9, 2025 (the “2025 Private Placement Notes”). Prior to being repaid on June 15, 2022, debt also included the Company’s unsecured convertible senior notes due 2022 (the “2022 Convertible Notes”).

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 214% and 225%, respectively.

Total debt outstanding and available at September 30, 2023 was as follows:

	Maturity	Rate		Carrying Value		Available		Total Capacity
Credit Facility	2028	S+2.00%	(1)	$184,000,000		$81,000,000	(2)	$265,000,000	(3)
2025 Private Placement Notes	2025	Fixed/Variable	(4)	91,256,547	(5)	—		91,256,547
Debt, net of unamortized issuance costs				$275,256,547		$81,000,000		$356,256,547

(1)
The applicable margin for SOFR-based borrowings could be either 1.75% or 2.00% depending on a ratio of the borrowing base to certain committed indebtedness, and is also subject to a credit spread adjustment of 0.10%. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 0.75% or 1.00% depending on a ratio of the borrowing base to certain committed indebtedness.
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
(5)
The carrying value of 2025 Private Placement Notes was comprised of the following:

September 30, 2023
Principal amount of debt	$92,000,000
Unamortized issuance costs	(743,453)
Carrying value	$91,256,547

Total debt outstanding and available at December 31, 2022 was as follows:

	Maturity	Rate		Carrying Value		Available		Total Capacity
Credit Facility	2025	L+2.00%	(1)	$162,000,000		$103,000,000	(2)	$265,000,000	(3)
2025 Private Placement Notes	2025	Fixed/Variable	(4)	91,003,161	(5)	—		91,003,161
Debt, net of unamortized issuance costs				$253,003,161		$103,000,000		$356,003,161

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

The Company’s weighted average outstanding debt balance during the three months ended September 30, 2023 and 2022 was $278,095,573 and $252,614,420, respectively. The maximum amounts borrowed during the three months ended September 30, 2023 and 2022 were $286,200,858 and $274,922,149, respectively. The Company’s weighted average outstanding debt balance during the nine months ended September 30, 2023 and 2022 was $273,078,759 and $224,779,551, respectively. The maximum amounts borrowed during the nine months ended September 30, 2023 and 2022 were $286,200,858 and $377,567,182, respectively.

The weighted average annual interest cost, including the amortization of debt issuance costs for the three and nine months ended September 30, 2023 was 7.97% and 7.63%, respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of debt issuance costs for the three and nine months ended September 30, 2022 was 5.05% and 4.98%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Prior to the eighth amendment under the Credit Facility, the annual commitment fee was 0.40%.

Total expenses related to debt for the three and nine months ended September 30, 2023 and 2022 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$5,320,472	$3,013,799	$14,866,760	$7,502,905
Amortization of deferred debt issuance costs	264,869	199,597	709,973	868,344
Total interest expense	5,585,341	3,213,396	15,576,733	8,371,249
Commitment and credit facility fees	97,247	124,339	306,536	556,128
Total	$5,682,588	$3,337,735	$15,883,269	$8,927,377

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$184,000,000	$166,520,000	$162,000,000	$146,610,000
2025 Private Placement Notes	91,256,547	91,404,850	91,003,161	89,074,810
Total	$275,256,547	$257,924,850	$253,003,161	$235,684,810

At September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

Senior Secured Revolving Credit Facility

The Company’s seventh amendment under the Credit Facility which became effective on April 26, 2023 (i) replaced the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on (a) in the case of borrowings denominated in U.S. dollars, a forward-looking term SOFR-based rate, (b) in the case of borrowings denominated in Canadian dollars, a CDOR-based rate and (c) in the case of borrowings denominated in Euros or any other Agreed Foreign Currency (as defined in the Credit Facility) (excluding Canadian dollars), a EURIBO-based rate (such replacement benchmark as referred to in subclauses (a) – (c), collectively, the “Benchmarks”) and (ii) added a 10 basis point credit spread adjustment for borrowings bearing interest based on SOFR. The applicable margin for Benchmark-based borrowings could be either 2.00% or 2.25% depending on the ratio of the borrowing base to certain committed indebtedness. If the Company elected to borrow based on the alternate base rate ("ABR"), the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain committed indebtedness.

On September 6, 2023, the Company entered into the eighth amendment under the Credit Facility which (i) extended the maturity date of the loans made under the Credit Facility from April 23, 2025 to September 6, 2028, (ii) extended the termination date of the commitments available under the Credit Facility from April 23, 2024 to September 6, 2027, (iii) reduced the applicable margin to be applied to interest on the loans by 25 basis points per annum to either 1.75% or 2.00% for Benchmark-based borrowings and to 0.75% or 1.00% for ABR-based borrowings depending on the ratio of the borrowing base to certain committed indebtedness, (iv) reduced the commitment fee on unused commitments from 40 basis points per annum to 37.5 basis points per annum, and (v) subject to certain closing conditions being met, permits the Company to merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and a wholly owned subsidiary of TCPC. See “Note 11 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger.

The Credit Facility (a) provides for amounts to be drawn up to $265,000,000, by which the Company may seek an increase in the commitments to $325,000,000 (subject to satisfaction of certain conditions, including obtaining commitments), (b) has a maturity date of September 6, 2028 and (c) requires a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company and its subsidiaries.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the three and nine months ended September 30, 2023, the Company made a periodic net interest payment in the amount of $353,268 to the counterparty. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the Interest Rate Swap had a fair value of $(1,669,628) and $(1,332,299), respectively, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

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

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2023 totaled $40,291,746 and 98,703,177, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2022 totaled $78,000,858 and $195,495,043, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2023 totaled $43,582,322 and $70,809,059, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2022 totaled $60,775,034 and $164,537,110, respectively.

At September 30, 2023, investments consisted of the following:

	Cost	Fair Value
Unsecured debt	$37,183,232	$15,051,000
Subordinated debt	5,000,000	4,980,000
Senior secured loans:
First lien	509,563,048	502,972,022
Second/other priority lien	77,875,930	68,395,939
Total senior secured loans	587,438,978	571,367,961
Preferred stock	40,794,428	2,439,492
Common stock	10,611,548	—
Limited partnership/limited liability company interests	7,757,987	33,503
Equity warrants/options	14,804	1,470,120
Total investments	$688,800,977	$595,342,076

At December 31, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,920,592	$1,624,823
Unsecured debt	37,686,148	15,228,000
Subordinated debt	5,000,000	4,930,000
Senior secured loans:
First lien	455,458,846	447,490,518
Second/other priority lien	98,468,621	90,992,663
Total senior secured loans	553,927,467	538,483,181
Preferred stock	40,527,223	2,354,224
Common stock	10,611,548	—
Limited partnership/limited liability company interests	8,511,838	5,991,648
Equity warrants/options	115,348	1,877,208
Total investments	$658,300,164	$570,489,084

Industry Composition

The Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at September 30, 2023 and December 31, 2022.

Industry	September 30, 2023	December 31, 2022
Software	16.8%	15.2%
Diversified Financial Services	14.6	14.5
Internet Software & Services	11.9	11.1
Diversified Consumer Services	7.7	8.3
Professional Services	6.8	7.2
Health Care Technology	4.3	4.4
Health Care Providers & Services	3.5	3.7
IT Services	3.5	2.5
Construction & Engineering	2.5	2.6
Road & Rail	2.5	2.6
Insurance	2.5	2.5
Paper & Forest Products	2.2	1.7
Hotels, Restaurants & Leisure	1.9	0.9
Consumer Finance	1.9	1.3
Specialty Retail	1.8	1.9
Technology Hardware, Storage & Peripherals	1.8	1.8
Textiles, Apparel & Luxury Goods	1.7	1.7
Containers & Packaging	1.5	2.5
Commercial Services & Supplies	1.2	1.1
Media	1.1	1.0
Real Estate Management & Development	1.1	1.1
Machinery	1.0	0.9
Internet & Catalog Retail	1.0	1.0
Trading Companies & Distributors	1.0	1.0
Wireless Telecommunication Services	0.8	0.8
Pharmaceuticals	0.7	—
Leisure Products	0.5	0.5
Building Products	0.4	0.4
Automobiles	0.4	0.4
Life Sciences Tools & Services	0.4	0.4
Distributors	0.4	0.4
Semiconductors & Semiconductor Equipment	0.4	0.4
Capital Markets	0.2	0.2
Health Care Equipment & Supplies	—	2.5
Household Durables	—	0.8
Metals & Mining	—	0.6
Electrical Equipment	—	0.1
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at September 30, 2023 and December 31, 2022. The geographic composition is determined by several factors including the location of the corporate headquarters and the country of registration of the portfolio company.

Geography	September 30, 2023	December 31, 2022
United States	82.9%	85.4%
United Kingdom	7.4	7.2
Germany	5.0	3.7
Canada	1.1	1.1
Switzerland	1.0	1.0
Netherlands	1.0	—
Slovenia	0.9	0.9
Australia	0.7	0.7
Totals	100.0%	100.0%

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

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services- provided by the Advisor to the Company. For the three and nine months ended September 30, 2023, the Company incurred $17,093 and $51,280, respectively, for its share of office space rental, which is included in investment advisor expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $25,819 and $77,457, respectively, for its share of office space rental, which is included in investment advisor expenses on the Consolidated Statements of Operations.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three and nine months ended September 30, 2023 were $176,743 and $533,212, respectively. Reimbursements to the Advisor and their affiliates for such purposes during the three and nine months ended September 30, 2022 were zero and $161,895, respectively. As of September 30, 2023 and December 31, 2022, the Company was owed $37,500 and zero, respectively, from the Advisor for director fees, which is included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2023, the Company incurred $225,478 and $806,566, respectively, for such administrative services expenses. For the three and nine months ended September 30, 2022, the Company incurred $345,707 and $1,010,476, respectively, for such administrative services expenses.

Advisor Stock Transactions

At September 30, 2023 and December 31, 2022, BCIA did not own any shares of the Company. At both September 30, 2023 and December 31, 2022, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

Proposed Merger

On September 6, 2023, the Company entered into the Merger Agreement with TCPC, Merger Sub and, solely for the limited purposes set forth therein, TCP and the Advisor. See “Note 11 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

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

For the three and nine months ended September 30, 2023 and 2022, declared dividends to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
February 28, 2023	March 16, 2023	April 6, 2023	Regular	$0.10	$7,257,191	$768,930
April 26, 2023	June 15, 2023	July 6, 2023	Regular	0.10	7,257,191	737,537
August 1, 2023	September 15, 2023	October 6, 2023	Regular	0.10	7,257,191	710,996
Total				$0.30	$21,771,573	$2,217,463

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261
April 27, 2022	June 16, 2022	July 7, 2022	Regular	0.10	7,363,184	744,840
August 2, 2022	September 15, 2022	October 6, 2022	Regular	0.10	7,312,237	691,653
Total				$0.30	$22,055,691	$2,134,754

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

On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Upon expiration of the prior Company Repurchase Plan on November 6, 2023, the Company's Board reapproved the authorization for the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2023 and effective until the earlier of (i) November 6, 2024 or (ii) such time that all the authorized shares have been repurchased, subject to the terms of the share repurchase program.

No shares were repurchased by the Company under the Company Repurchase Plan for the three and nine months ended September 30, 2023. As of September 30, 2023, 8,000,000 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and nine months ended September 30, 2022:

September 30, 2022	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	463,911	$3.68	$1,705,878
Nine Months Ended	990,302	3.77	3,732,566

Since inception of the original repurchase plan through September 30, 2023, the Company has purchased 11,909,890 shares of its common stock on the open market for $73,373,702, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in net assets resulting from operations	$10,826,336	$5,607,211	$20,847,424	$8,589,425
Weighted average shares outstanding – basic(1)	72,571,907	73,170,323	72,571,907	73,551,057
Earnings (loss) per share – basic and diluted	$0.15	$0.08	$0.29	$0.12

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

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2023 and December 31, 2022, the Company had unfunded commitments of $38.4 million across 53 portfolio companies and $72.1 million across 51 portfolio companies, respectively. The aggregate fair value of unfunded commitments at September 30, 2023 and December 31, 2022 was $37.9 million and $70.0 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data:
Net asset value, beginning of period	$4.39	$4.73

Investment Operations:
Net investment income, before incentive fees	0.46	0.29
Incentive fees(1)	(0.08)	—
Net investment income(1)	0.38	0.29
Net realized and unrealized gain (loss)	(0.09)	(0.17)
Total from investment operations	0.29	0.12

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	—	(0.01)

Repurchase of common stock	—	0.02

Dividends to stockholders(3)	(0.30)	(0.30)

Net asset value, end of period	$4.38	$4.56

Market price at end of period	$3.71	$3.39
Total return based on market price(4)	11.40%	(8.59)%
Total return based on net asset value(5)	8.45%	3.99%
Shares outstanding at end of period	72,571,907	72,890,231

Ratios to average net assets(6):
Operating expenses, before incentive fees	4.52%	3.95%
Interest and other debt related expenses	6.66%	3.49%
Total expenses, before incentive fees	11.18%	7.44%
Incentive fees(1)	1.91%	0.05%
Total expenses, after incentive fees	13.09%	7.49%
Net investment income	12.09%	8.34%

Net assets at end of period	$317,598,204	$332,033,743
Portfolio turnover rate	12%	30%
Weighted average interest rate on debt(7)	7.63%	4.98%
Weighted average debt outstanding	$273,078,759	$224,779,551
Weighted average shares outstanding	72,571,907	73,551,057
Weighted average debt per share(8)	$3.76	$3.06

(1)
For the nine months ended September 30, 2023, the net investment income per share amount displayed above is net of incentive fees based on income and a hypothetical liquidation basis GAAP accrual of incentive fees on capital gains of $0.08 per share or 1.91% of average net assets. For the nine months ended September 30, 2022, the net investment income per share amount displayed above is net of a reversal of hypothetical liquidation basis GAAP incentive fees on capital gains of $(0.02) per share, or (0.45)% of average net assets.
(2)
The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 4).
(3)
For the nine months ended September 30, 2023, it is estimated that all of the $21.8 million declared dividends were from net investment income based on book income. The amount of dividend related to net investment income and return of capital will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2).
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

11. Proposed Merger with BlackRock TCP Capital Corp.

On September 6, 2023, the Company entered into the Merger Agreement with TCPC, Merger Sub, and, solely for the limited purposes set forth therein, the Advisor and TCP. The Merger Agreement provides that, subject to the requisite approvals of the Company's stockholders and TCPC's stockholders being obtained, required regulatory approvals and the other conditions set forth in the Merger Agreement, at the effective time, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a direct wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and direct wholly-owned consolidated subsidiary of TCPC. The boards of directors of the Company and TCPC, in each case on the recommendation of a special committee comprised solely of all of the independent directors of the Company and TCPC, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the Effective Time, (as defined in the Merger Agreement), each share of common stock, par value $0.001 per share, of the Company (“BCIC Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares (i) owned by TCPC or any of its consolidated subsidiaries or (ii) held by the Company as treasury stock (the “Cancelled Shares”) will be converted into the right to receive a number of shares of TCPC Common Stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.

Each of the Company and TCPC will deliver to the other a calculation of its net asset value as of a date no more than 48 hours prior to the closing of the Merger (the “Determination Date”) in each case, based on the same assumptions and methodologies, and applying the same categories of adjustments to net asset value historically used in preparing the calculation of the net asset value per share by the applicable party, except (i) that, in the case of the Company, any quoted investments valued by reference to bid-ask prices will be valued at the mid-point of the bid-ask spread as reported by the pricing vendor or broker, such that the valuation treatment of such investments is consistent with the valuation policies of TCPC, and (ii) as otherwise may be mutually agreed by the parties. We refer to such calculation with respect to the Company as the "Closing Company Net Asset Value" and such calculation with respect to TCPC as the "Closing TCPC Net Asset Value". Based on such calculations, the parties will calculate the “Company Per Share NAV”, which will be equal to (A) the Closing Company Net Asset Value divided by (B) the number of shares of Company common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “TCPC Per Share NAV”, which will be equal to (A) the Closing TCPC Net Asset Value divided by (B) the number of shares of common stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four (4) decimal places) of (i) the Company Per Share NAV divided by (ii) TCPC Per Share NAV, each calculated as of the Determination Date.

The Company and TCPC will update and redeliver the Closing Company Net Asset Value or the Closing TCPC Net Asset Value, respectively, in the event that the closing of the Merger is delayed or there is a more than de minimis change to such calculation between the Determination Date and the closing of the Merger and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the effective time of the Merger.

The Merger Agreement contains customary representations and warranties by each of the Company, the Advisor, TCP and TCPC. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and TCPC’s businesses during the period prior to the closing of the Mergers. Consummation of the Merger, which is currently anticipated to occur during the first quarter of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s stockholders and TCPC’s stockholders and regulatory approvals.

The Merger Agreement also contains certain termination rights in favor of the Company and TCPC, including if the Merger is not completed on or before August 31, 2024 or if the requisite approvals of the Company or TCPC stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring the Company may be required to pay TCPC a termination fee of approximately $9.4 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring TCPC may be required to pay the Company a termination fee of approximately $22.4 million.

In connection with the signing of the Merger Agreement, TCPC and TCP entered into an amended and restated investment advisory agreement that will become effective as of the Effective Time (the “TCPC Amended and Restated Investment Advisory Agreement”) that provides that TCP will reduce its annual base management fee rate for managing TCPC from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of TCPC (for the avoidance of doubt, the base management fee rate on assets that exceed 200% of the net asset value of TCPC would remain 1.00%) with no change to the basis of calculation.

In connection with the signing of the Merger Agreement, TCPC also entered into a fee waiver agreement (the “Fee Waiver Agreement”) with TCP. The Fee Waiver Agreement provides that TCP will waive all or a portion of its advisory fees to the extent the adjusted net investment income of TCPC on a per share basis (determined by dividing the adjusted net investment income of TCPC by the weighted average outstanding shares of TCPC during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Effective Time (the first of which will be the quarter in which the Effective Time occurs unless it is the last day of the quarter) to the extent there are sufficient advisory fees to cover such deficit.

The Merger is expected to be accounted for as an asset acquisition of the Company by TCPC in accordance with the asset acquisition method of accounting as detailed in ASC 805-50 ("ASC 805"), Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

As set forth in the Fee Waiver Agreement, TCP has agreed that, for purposes of calculating net investment income and certain incentive fee calculations under the TCPC Amended and Restated Investment Advisory Agreement, TCP will exclude any amortization or accretion of any purchase premium or purchase discount to interest income or any gains and losses resulting solely from accounting adjustments to the cost basis of the Company assets acquired in the Merger as required under ASC 805.

All fees and expenses incurred by any party or any of its consolidated subsidiaries in connection with the Merger Agreement will be paid by the party incurring such fees or expenses, whether or not the Merger is consummated. All fees and expenses (whether or not incurred or owed by the Company or TCPC) related to (i) the drafting of the Merger Agreement and the other documents and agreements related thereto and the transactions contemplated thereby and the joint proxy statement/prospectus, (ii) filing and other fees paid to the SEC in connection with the transactions contemplated by the Merger Agreement, and (iii) filing and other fees incurred in connection with any filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the transactions contemplated by the Merger Agreement will be borne by the Company and TCPC on a pro rata basis based upon the relative net assets of the Company and TCPC as of the date on which the Exchange Ratio is determined, subject to the sharing of a portion of these charges by the Advisor or TCP as described below.

The Advisor, in the case of the Company, and TCP, in the case of TCPC, will each bear 50% of the aggregate reasonable out-of-pocket costs and expenses incurred by the Company or TCPC, as applicable, up to a combined aggregate amount equal to $6 million, except that if the Closing does not occur because either the TCPC stockholders fail to approve the TCPC merger proposal or the Company stockholders fail to approve the Company stock issuance proposal, then, such amount will be reduced to $3 million. The foregoing expense limits will be allocated between the Company and TCPC on a pro rata basis based upon the relative net assets of the Company and TCPC as of the date on which the Exchange Ratio is determined, subject to reallocation should one of the Company or TCPC incur expenses that are less than its proportional amount of the expense cap. In accordance with ASC 805, transaction expenses of TCPC are capitalized and deferred, while transaction expenses of the Company are expensed as incurred. For the three and nine months ended September 30, 2023, the Company incurred approximately $428,000 and $859,000 respectively in transaction related expenses which have been recorded in the Consolidated Statements of Operations.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Stockholders and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

12. Subsequent events

On November 7, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on January 8, 2024 to stockholders of record at the close of business on December 15, 2023.

On November 6, 2023, the Company's Repurchase Plan, authorizing the Company to repurchase 8,000,000 shares, expired. On November 7, 2023, the Company's Board reapproved the authorization for the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2023 and effective until the earlier of (i) November 6, 2024 or (ii) such time that all of the authorized shares have been repurchased, subject to the terms of the share repurchase program.

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
•
the impact of changes to tax legislation and, generally, our tax position; and
•
the Merger, the likelihood the Merger is completed, the anticipated timing of its completion and the outcome and impact of any litigation relating to the Merger. See “Note 11 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

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

On September 6, 2023, the Company entered into the Merger Agreement with TCPC, Merger Sub, and, solely for the limited purposes set forth therein, TCP and the Advisor. See “Note 11 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2023, approximately 17.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At September 30, 2023:

Investment portfolio, at fair value: $595.3 million

Net assets: $317.6 million

Indebtedness, excluding deferred issuance costs: $276.0 million

Net asset value per share: $4.38

Portfolio Activity for the Three Months Ended September 30, 2023:

Cost of investments during period, including PIK: $40.3 million

Sales, repayments and other exits during period: $43.6 million

Number of portfolio companies at end of period: 120

Operating Results for the Three Months Ended September 30, 2023:

Net investment income per share: $0.13

Dividends declared per share: $0.10

Basic earnings (loss) per share: $0.15

Net investment income: $9.5 million

Net realized and unrealized gain (loss): $1.3 million

Net increase (decrease) in net assets from operations: $10.8 million

Net investment income per share, as adjusted1: $0.13

Basic earnings (loss) per share, as adjusted1: $0.15

Net investment income, as adjusted1: $9.8 million

Net increase (decrease) in net assets from operations, as adjusted1: $11.1 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of hypothetical liquidation basis incentive fee expense accrual (reversal) based on capital gains that was recorded, as required by GAAP, if any, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended September 30, 2023.

Portfolio and investment activity

We invested approximately $40.3 million, including PIK, during the three months ended September 30, 2023. The new investments consisted of senior secured loans secured by first lien $40.2 million, or 99.8% and equity securities $0.1 million, or 0.2%. Additionally, we received proceeds from sales, repayments and other exits of approximately $43.6 million during the three months ended September 30, 2023.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2023, our portfolio of $595.3 million (at fair value) consisted of 120 portfolio companies and was invested approximately 96% in senior secured loans, 3% in unsecured or subordinated debt securities, and less than 1% in equity investments. Our average investment by portfolio company at amortized cost was approximately $5.7 million at September 30, 2023. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments at fair value comprised approximately 13% of our portfolio at September 30, 2023. At December 31, 2022, our portfolio of $570.5 million (at fair value) consisted of 116 portfolio companies and was invested 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.7 million at December 31, 2022. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2022.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events, which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At September 30, 2023, our top three industry concentrations at fair value consisted of Software (16.8%), Diversified Financial Services (14.6%), and Internet Software & Services (11.9%). At December 31, 2022, our top three industry concentrations at fair value consisted of Software (15.2%), Diversified Financial Services (14.5%) and Internet Software & Services (11.1%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	12.8%	11.4%	11.9%	10.6%
Senior secured loans	13.2%	13.2%	12.4%	12.4%
Other debt securities	3.5%	1.7%	3.4%	1.7%
Debt and income producing equity securities	12.9%	12.4%	12.0%	11.6%

(1)
Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the three and nine months ended September 30, 2023, the total return based on net asset value was 3.9% and 8.5%, respectively. For the three and nine months ended September 30, 2023, the total return based on market price was 16.2% and 11.4%, respectively. For the three and nine months ended September 30, 2022, the total return based on net asset value was 2.5% and 4.0%, respectively. For the three and nine months ended September 30, 2022, the total return based on market price was (5.1)% and (8.6)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all dividends reinvested, if any. Dividends are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.45 at September 30, 2023 and 1.33 at December 31, 2022. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Grade 1	$378,081,690	$422,813,958
Grade 2	188,746,840	117,689,506
Grade 3	8,426,177	9,675,397
Grade 4	20,053,866	15,936,823
Not Rated(1)	33,503	4,373,400
Total investments	$595,342,076	$570,489,084

(1)
The 'Not Rated' category at September 30, 2023 consists primarily of the Company's residual equity investment in MBS Parent, LLC. The 'Not Rated' category at December 31, 2022 consists primarily of the Company’s residual equity investment in Stitch Holdings, L.P. For purposes of calculating our weighted average investment rating, the 'Not Rated' category is excluded.

Results of operations

Results comparisons for the three months ended September 30, 2023 and 2022.

Investment income

	Three Months Ended
	September 30, 2023	September 30, 2022
Investment income
Interest and fees on senior secured loans	$20,942,254	$15,726,740
Interest and fees on other debt securities	202,885	168,523
Interest earned on short-term investments, cash equivalents	103,466	48,942
Dividends on equity securities	91,823	81,188
Total investment income	$21,340,428	$16,025,393

Total investment income for the three months ended September 30, 2023 increased $5.3 million, or 33.2%, as compared to the three months ended September 30, 2022. The increase was primarily due to a 28.2% increase in the weighted average yield on senior secured loans period over period as a result of a higher interest rate environment, and an 8.3% higher average balance in senior secured loans, at amortized cost, during the three months ended September 30, 2023. The increased balance of senior secured loans is primarily due to net deployments during 2022 and the nine months ended September 30, 2023, which were substantially all in senior secured debt.

Expenses

	Three Months Ended
	September 30, 2023	September 30, 2022
Operating expenses
Interest and other debt expenses	$5,682,588	$3,337,735
Management fees	2,278,742	2,118,115
Incentive fees on income	2,070,446	1,621,402
Incentive fees on capital gains	261,077	—
Professional fees	529,477	214,022
Administrative expenses	225,478	345,707
Director fees	208,125	149,375
Insurance expense	144,452	187,022
Investment advisor expenses	17,093	25,819
Other operating expenses	405,266	363,161
Total expenses	$11,822,744	$8,362,358

Total expenses increased $3.5 million, or 41.4%, for the three months ended September 30, 2023 from the comparable period in 2022, primarily due to increases in interest and other debt expenses, Incentive Fees on income, accrued Incentive Fees on capital gains as required by GAAP and professional fees during the three months ended in September 30, 2023.

Interest and other debt expenses increased approximately $2.3 million, or 70.3%, for the three months ended September 30, 2023 from the comparable period in 2022 due to an increase in the average debt outstanding and significantly higher benchmark interest rates period over period (see Note 4 to the consolidated financial statements).

Incentive fees on income increased approximately $0.4 million for the three months ended September 30, 2023 from the comparable period in 2022 due to higher pre-incentive fee net investment income in excess of the hurdle period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of incentive fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual of incentive fees on capital gains was $0.3 million and zero during the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the balance of accrued incentive fees on capital gains was $0.3 million and zero, respectively. However, as of September 30, 2023, no incentive fees on capital gains were realized and payable to the Advisor as of such date.

Professional fees increased approximately $0.3 million due to transaction costs incurred by the Company related to the proposed Merger net of costs borne by the Advisor (see Note 11 to the consolidated financial statements).

Net investment income

Net investment income was $9.5 million and $7.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase of approximately $1.8 million, or 24.2%, was due to a $5.3 million increase in total investment income, partially offset by a $3.5 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) recorded for the three months ended September 30, 2023 was $0.2 million, primarily due to the exit of our warrants in FinancialForce.com, Inc. and an equity distribution received from MBS Parent, LLC. Net realized gain (loss) recorded for the three months ended September 30, 2022 was $0.4 million, primarily due to the escrow proceeds received from SVP - Singer Holdings, LP and ECI Cayman Holdings, LP, which were exited during 2021 and 2018, respectively.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2023 and 2022, the change in net unrealized appreciation or depreciation on our investments and Interest Rate Swap was an increase in net unrealized appreciation of $1.1 million and an increase in net unrealized depreciation of $(2.4) million, respectively. The increase in net unrealized appreciation for the three months ended September 30, 2023 was primarily due to i) $3.1 million of net unrealized appreciation in various positions across our portfolio including $1.3 million of unrealized appreciation on our debt position in Astra Acquisition Corp. (Anthology), partially offset by ii) $(1.8) million of unrealized depreciation on our debt positions in Magenta Buyer, LLC (McAfee) and Whele LLC (Perch), and iii) $(0.2) million of unrealized depreciation on our Interest Rate Swap. The increase in net unrealized depreciation for the three months ended September 30, 2022 was primarily due to i) $(2.7) million of net unrealized depreciation across our portfolio during the period as a result of general market declines, partially offset by a $1.6 million reversal of previously recognized unrealized depreciation due to our exit from Juul Labs, Inc. at par during the period, and ii) $(1.0) million of unrealized depreciation related to our Interest Rate Swap.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended September 30, 2023 and 2022 was approximately $10.8 million and $5.6 million, respectively. The increase is primarily due to a $1.8 million increase in net investment income and a $3.4 million increase in net realized and unrealized gain (loss) period-over-period.

Results comparisons for the nine months ended September 30, 2023 and 2022.

Investment income

	Nine Months Ended
	September 30, 2023	September 30, 2022
Investment income
Interest and fees on senior secured loans	$58,925,329	$39,700,263
Interest and fees on other debt securities	600,136	453,727
Dividends and fees on equity securities	267,205	235,799
Interest earned on short-term investments, cash equivalents	253,184	86,846
Total investment income	$60,045,854	$40,476,635
Total investment income for the nine months ended September 30, 2023 increased $19.6 million, or 48.3%, as compared to the nine months ended September 30, 2022. The increase was primarily due to a 34.2% increase in the weighted average yield on senior secured loans period over period as a result of a higher interest rate environment, and a 13.3% higher average balance in senior secured loans, at amortized cost, during the nine months ended September 30, 2023. The increased balance of senior secured loans is primarily due to net deployments during 2022 and the nine months ended September 30, 2023, which were substantially all in senior secured debt.

Expenses

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating expenses
Interest and other debt expenses	$15,883,269	$8,927,377
Management fees	6,631,122	6,125,146
Incentive fees on income	5,832,531	1,709,758
Incentive fees on capital gains	261,077	(1,544,569)
Professional fees	972,638	724,368
Administrative expenses	806,566	1,010,476
Director fees	657,125	455,625
Insurance expense	468,155	582,894
Investment advisor expenses	51,280	77,457
Other operating expenses	1,192,695	1,129,757
Total expenses	$32,756,458	$19,198,289

Total expenses increased $13.6 million, or 70.6%, for the nine months ended September 30, 2023 from the comparable period in 2022, primarily due to increases in interest and other debt expenses and incentive fees on income during the nine months ended in September 30,

2023, coupled with the reversal of previously accrued incentive fees on capital gains as required by GAAP during the nine months ended September 30, 2022.

Interest and other debt expenses increased approximately $7.0 million, or 77.9%, for the nine months ended September 30, 2023 from the comparable period in 2022 due to an increase in the average debt outstanding and significantly higher benchmark interest rates period over period (see Note 4 to the consolidated financial statements).

Incentive fees on income increased approximately $4.1 million for the nine months ended September 30, 2023 from the comparable period in 2022 due to higher pre-incentive fee net investment income in excess of the hurdle period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis Incentive Fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of incentive fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of incentive fees on capital gains was $0.3 million and $(1.5) million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the balance of accrued incentive fees on capital gains was $0.3 million and zero, respectively. However, as of September 30, 2023, no incentive fees on capital gains were realized and payable to the Advisor as of such date.

Net investment income

Net investment income was $27.3 million and $21.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of approximately $6.0 million, or 28.2%, was due to a $19.6 million increase in total investment income, partially offset by a $13.6 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) recorded for the nine months ended September 30, 2023 was $(0.2) million, due to the realized loss from the full sales of our positions in Kemmerer Holdings, LLC and Advanced Lighting Technologies, LLC, partially offset by the escrow proceeds received from SVP-Singer Holdings, LP, which was exited during 2021, an equity distribution received from MBS Parent, LLC, and the proceeds received due to the exit of our warrants in FinancialForce.com, Inc. Net realized gain (loss) for the nine months ended September 30, 2022 was $1.2 million, primarily due to escrow proceeds received from SVP – Singer Holdings, LP and ECI Cayman Holdings, LP, which was exited in 2018.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2023 and 2022, the change in net unrealized appreciation or depreciation on our investments and Interest Rate Swap was an increase in net unrealized depreciation of $(6.2) million and $(13.9) million, respectively. The increase in net unrealized depreciation for the nine months ended September 30, 2023 was primarily due to i) $(4.4) million of unrealized depreciation on our equity position in Stitch Holdings, L.P., ii) $(2.4) million of unrealized depreciation on our debt positions in Magenta Buyer, LLC (McAfee), iii) $(2.5) million of unrealized depreciation on our debt positions in Thras.io, LLC and Whele LLC (Perch), iv) $(1.3) million of unrealized depreciation on our debt position in Astra Acquisition Corp. (Anthology), and v) $(0.6) million of unrealized depreciation on our Interest Rate Swap, partially offset by a $4.9 million net increase in unrealized appreciation on the remaining portfolio positions during the nine months ended September 30, 2023. The increase in net unrealized depreciation for the nine months ended September 30, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the period (see Item 1A. Risk Factors), out of which our investments in Zest Acquisition Corp., Thras.io, LLC, Stitch Holdings L.P., Astra Acquisition Corp., Syndigo, LLC, and Magenta Buyer, LLC contributed to $(4.8) million of that decrease; ii) $(1.2) million of unrealized depreciation related to our Interest Rate Swap; partially offset by iii) $0.7 million of net unrealized appreciation in Gordon Brothers Finance Company, including the reversal of $2.0 million of previously recognized depreciation on the position as a result of a paydown during the period, net of $(1.3) million of valuation depreciation on the position during the period.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the nine months ended September 30, 2023 and 2022 was approximately $20.8 million and $8.6 million, respectively. The increase is primarily due to a $6.0 million increase in net investment income and a $6.2 million increase in net realized and unrealized gain (loss) period-over-period.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP Basis:
Net Investment Income	$9,517,684	$7,663,035	$27,289,396	$21,278,346
Net Investment Income per share	0.13	0.10	0.38	0.29
Addback: GAAP incentive fee accrual (reversal) based on capital gains	261,077	—	261,077	(1,544,569)
Addback: GAAP incentive fee based on Income	2,070,446	1,621,402	5,832,531	1,709,758
Pre-Incentive Fee[1]:
Net Investment Income	$11,849,207	$9,284,437	$33,383,004	$21,443,535
Net Investment Income per share	0.16	0.13	0.46	0.29
Less: Incremental incentive fee based on Income	(2,070,446)	(1,621,402)	(5,832,531)	(1,709,758)
As Adjusted[2]:
Net Investment Income	$9,778,761	$7,663,035	$27,550,473	$19,733,777
Net Investment Income per share	0.13	0.10	0.38	0.27

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees (if any). Such fees have been accrued (reversed) but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains (if any), and to include only the incremental incentive fee based on income (if any). Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three and nine month periods ended September 30, 2023 and 2022, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2023, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the nine months ended September 30, 2023 was $1.5 million. Our use of cash from operating activities during the period primarily consisted of $(24.8) million in net purchases of investments, excluding PIK capitalization.

Net cash used in financing activities during the nine months ended September 30, 2023 was $(2.3) million. Our sources of cash from financing activities consisted of $22.0 million in net debt borrowings under the Credit Facility. Our uses of cash consisted of cash dividends paid to stockholders of $(21.8) million and payments of debt issuance costs of $(2.5) million.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2023 and December 31, 2022, we were obligated to existing portfolio companies for unfunded commitments of $38.4 million across 53 portfolio companies and $72.1 million across 51 portfolio companies, respectively.

As of September 30, 2023, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2023 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$184.0	$—	$—	$184	$—
2025 Private Placement Notes	92.0	—	92.0	—	—
Interest and Debt Related Payables	1.9	1.9	—	—	—

(1)
At September 30, 2023, $81.0 million remained undrawn under our Credit Facility.

Dividends

Our quarterly dividends, if any, are determined by our Board. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since September 2021:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023
$0.10	June 15, 2023	July 6, 2023
$0.10	September 15, 2023	October 6, 2023
$0.10	December 15, 2023	January 8, 2024

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividend are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend per share paid on October 6, 2023, the Company estimated that $0.10 was sourced from net investment income and there was no return of capital paid based on book income. For reporting purposes on the Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Recent developments

On November 7, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on January 8, 2024 to stockholders of record at the close of business on December 15, 2023.

On November 6, 2023, the Company's Repurchase Plan, authorizing the Company to repurchase 8,000,000 shares, expired. On November 7, 2023, the Company's Board reapproved the authorization for the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2023 and effective until the earlier of (i) November 6, 2024 or (ii) such time that all of the authorized shares have been repurchased, subject to the terms of the share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2023, nearly 100% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 97% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2023, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)(2)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$14.2	$0.20
Up 300 basis points	$10.7	$0.15
Up 200 basis points	$7.1	$0.10
Up 100 basis points	$3.6	$0.05
Down 100 basis points	$(3.6)	$(0.05)

(1)
Excludes the impact of incentive fees.
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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Please refer also to those risk factors relating to our proposed merger with TCPC included under the caption “Risk Factors - Risks Relating to the Mergers” in their registration statement on Form N-14 (333-274897) filed with the SEC on October 6, 2023, which are incorporated herein by reference. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share in each fiscal quarter to date for the year ended December 31, 2023, the year ended December 31, 2022 and the year ended December 31, 2021. On September 30, 2023, the reported closing price of our common stock was $3.71 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Dividends
Fiscal Year ended December 31, 2023
First Quarter	$4.41	$3.81	$3.30	(14)%	(25)%	$0.10
Second Quarter	$4.33	$3.59	$3.05	(17)%	(30)%	$0.10
Third Quarter	$4.38	$3.89	$3.32	(11)%	(24)%	$0.10
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Third Quarter	$4.56	$4.02	$3.38	(12)%	(26)%	$0.10
Fourth Quarter	$4.39	$3.90	$3.42	(11)%	(22)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10

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

Item 6. Exhibits.

2.1

Agreement and Plan of Merger among BlackRock Capital Investment Corporation, BlackRock TCP Capital Corp., BCIC Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (1)

3.1	Certificate of Incorporation of the Registrant (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)

3.3	Amended and Restated By-laws of the Registrant (4)

4.1	Form of Stock Certificate of the Registrant (5)

10.1

Eighth Amendment, dated as of September 6, 2023, by and among BlackRock Capital Investment Corporation, the Subsidiary Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as administrative agent (6)

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

* Filed herewith

(1)
Previously filed with Registrant's Form 8-K dated as of September 6, 2023.
(2)
Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(3)
Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(4)
Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.
(5)
Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(6)
Previously filed with the Registrant's Form 8-K dated as of September 6, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 8, 2023	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: November 8, 2023	By:	/s/ Chip Holladay
Chip Holladay
Interim Chief Financial Officer and Treasurer