Form 10-K
period 2023-12-31
BlackRock Capital Investment Corp
filed 2024-03-05
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant at June 30, 2023 (the last business day of the Registrant's most recently completed second quarter) was $233.6 million based upon the last sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 72,571,907 shares of the Registrant's common stock, $.001 par value per share, outstanding at March 4, 2024.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face and further detail regarding each risk included in the summary and other risks can be found further below. You should carefully consider this summary, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the Securities and Exchange Commission (“SEC”).

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
•
We are dependent upon senior management personnel of the Advisor for our future success.
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
•
Our investments in the software, internet software & services, IT services and internet & catalog retail sectors are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.
•
Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.
•
Our investments in non-U.S. portfolio companies and securities may involve significant risks in addition to the risks inherent in U.S. investments.

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
•
We may experience cybersecurity incidents and are subject to cybersecurity risks.
•
We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Company and its stockholders.
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

Risks related to the Proposed Merger

•
Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.
•
We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
•
The opinion of the financial advisor to the BCIC Special Committee delivered to our Special Committee and our Board prior to the signing of the Merger Agreement does not reflect changes in circumstances since the date of such opinions.
•
If the Merger does not close for any reason (whether due to failure to obtain required our stockholder or TCPC stockholder approval or failure of either the Company or TCPC to satisfy certain closing conditions), we will not benefit from the expenses incurred in pursuit of the Merger.
•
The termination of the Merger Agreement could negatively impact the Company.
•
The Merger Agreement limits TCPC’s and BCIC’s ability to pursue alternatives to the Merger.
•
The Merger is subject to closing conditions, including our stockholder and TCPC stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to the business and operations of the Company.
•
We will be subject to operational uncertainties and contractual restrictions while the Merger is pending.
•
The market price of TCPC’s common stock after the Merger may be affected by factors different from those affecting our common stock or TCPC common stock currently.
•
Our stockholders do not have appraisal rights in connection with the Merger.
•
Any litigation filed against us in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.
•
The Merger may trigger certain “change of control” provisions and other restrictions in contracts of BCIC or its respective affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.
•
As a result of the Merger, holders of our outstanding 2025 Private Placement Notes will be able to redeem their notes prior to maturity; any replacement debt may be more expensive and any inability of the combined company to replace any redeemed BCIC 2025 Private Placement Notes after Closing could adversely impact TCPC’s liquidity and ability to fund new investments or maintain distributions to TCPC stockholders.
•
The Merger may not be treated as a tax-free reorganization under Section 368(a) of the Code.
•
The combined company may incur adverse tax consequences if either BCIC or TCPC has failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.

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

On September 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BlackRock TCP Capital Corp., a Delaware corporation (“TCPC”), BCIC Merger Sub, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of TCPC (formerly known as Project Spurs Merger Sub, LLC, “Merger Sub”), and, solely for the limited purposes set forth therein, (x) Tennenbaum Capital Partners, LLC ("TCP"), a Delaware limited liability company and investment advisor to TCPC, and (y) the Advisor (the "Merger"). The Company’s Board of Directors and the TCPC Board of Directors, including all of the independent directors of each board, on the recommendation of a special committee comprised solely of the independent directors of each respective board, have approved the Merger Agreement and the terms and transactions contemplated thereby. On January 10, 2024, the Merger Agreement was amended and restated.

The Advisor

Our investment activities are managed by the Advisor. Our advisor, a wholly-owned indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”), is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. BlackRock is a leading publicly traded investment management firm with $10.0 trillion of assets under management (“AUM”) at December 31, 2023. BlackRock has substantial investment and portfolio management experience, which we believe is beneficial to the Company and our stockholders. As part of the BlackRock platform, we continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our stockholders.

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

Competitive Advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly-owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $10.0 trillion of AUM at December 31, 2023. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management. BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

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

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $5.9 billion across 328 portfolio companies through December 31, 2023. We have a debt and income producing equity yield at fair value of approximately 12.7% at December 31, 2023. During 2023, we invested approximately $124.1 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 7,200 potential investments and have a proven process through which we have invested in excess of $5.9 billion through December 31, 2023. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and Investment Committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

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

Investment Strategy

Our investment objective is to generate both current income and capital appreciation through our debt and equity investments. We invest primarily in middle-market companies and target investments that we believe provide an attractive risk-adjusted return. The term “middle-market” refers to companies with enterprise value typically between $100 million and $2.5 billion. Our targeted investment typically ranges between $5 million and $20 million, although the investment sizes may be more or less than the targeted range and the size of our investments may grow with our capital availability. We generally seek to invest in companies that operate in a broad variety of industries.

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

Investment Portfolio

At December 31, 2023, our investment portfolio of $604.5 million (at fair value) consisted of 121 portfolio companies and was invested approximately 99% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested approximately 96% in senior secured loans, 3% in unsecured or subordinated debt securities, and less than 1% in equity investments. Our average portfolio company investment at amortized cost was approximately $5.8 million. Our largest portfolio company investment at fair value was approximately $25.0 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2023. For further details on portfolio mix by industry and type, refer to Note 5 of the consolidated financial statements.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $22.9 billion in committed capital as of December 31, 2023 (approximately 3% of which consists of the Company’s committed capital), the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of six voting members. In total, the Investment Committee consists of approximately 65 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.53 at December 31, 2023 and 1.33 at December 31, 2022. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Grade 1	$342,105,771	$422,813,958
Grade 2	227,542,434	117,689,506
Grade 3	9,998,946	9,675,397
Grade 4	24,853,620	15,936,823
Not Rated(1)	26,497	4,373,400
Total investments	$604,527,268	$570,489,084

(1)
Not Rated category at December 31, 2023 consists primarily of the Company’s residual equity investment in MBS Parent, LLC and Stitch Holdings, L.P., respectively. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

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

Distressed Debt

The Company’s portfolio currently includes certain distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2023, the Company had one debt investment on partial non-accrual status, and three debt investments and one preferred stock investment on full non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, a proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company and BCIA, the Advisor, amended and restated its previous investment management agreement to reduce the Management Fee and Incentive Fees as follows: (i) the Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value and 1.0% of total assets that exceed 200% of net asset value; (ii) the Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the Incentive Fee based on net capital gains was reduced from 20% to 17.5% (the “Current Management Agreement”).

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement on November 7, 2023.

Management Fee

Under the Current Management Agreement, the Advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Management Fee at an annual rate of 1.50% of total assets up to 200% of net asset value (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Management Fee is calculated at 1.00% of total assets that exceed 200% of net asset value of the Company. The Management Fee for any partial quarter is prorated.

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $8,912,663, $8,311,686 and $7,784,188, respectively, in Management Fees under the Current Management Agreement.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $7,740,902, $3,422,362 and $249,385, respectively, in Incentive Fees on income. For the year ended December 31, 2021, the Advisor voluntarily waived Incentive Fees on income of $79,383, resulting in net Incentive Fees on income of $170,002. As of December 31, 2023 and 2022, there was $1,908,371 and $3,403,349, respectively, of Incentive Fees payable based on income. The payment of Incentive Fees on income payable at December 31, 2022 was initially deferred pursuant to the deferral provision discussed above, but was subsequently paid in 2023 as a result of the Annualized Rate of Return being met for the trailing four quarter period ended September 30, 2023. The Incentive Fees on income payable balance at December 31, 2023 was paid subsequent to December 31, 2023 as a result of the Annualized Rate of Return being met for the trailing four quarter period ended December 31, 2023.

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

In accordance with GAAP, Incentive Fees on capital gains accrued (reversed) on a hypothetical liquidation basis for the years ended December 31, 2023, 2022 and 2021 were zero, $(1,544,569) and 1,544,569, respectively. As of December 31, 2023 and 2022, the balance of accrued Incentive Fees on capital gains was zero. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the "Advisers Act") and the Current Management Agreement.

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

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. On November 7, 2023, our Board approved the Current Management Agreement for a successive twelve months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

Administration Agreement

We have entered into an administration agreement with the Administrator, which we refer to as the administration agreement, under which the Administrator provides certain administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, investment valuation firms, debt servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by us to our stockholders, reviewing and implementing any share purchase programs authorized by the board, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, overseeing BDC portfolio and debt compliance requirements, coordinating and reviewing portfolio investment valuations, complying with regulations under the Sarbanes-Oxley Act, calculating our net asset value and net asset value per share and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.

Portfolio Manager

James E. Keenan is the person primarily responsible for the day-to-day management of our portfolio.

Mr. Keenan is a Managing Director of the Advisor and is an employee of, and compensated by, the Advisor or an affiliate of the Advisor. Mr. Keenan receives no direct compensation from us.

The following table sets forth the dollar range of our common stock beneficially owned by the portfolio manager as of March 4, 2024.

Portfolio Manager	Aggregate Dollar Range of Common Stock Owned by Portfolio Manager(1)(2)
James E. Keenan	Over $1,000,000

(1)
Dollar ranges are as follows: None; $1-$10,000; $10,001-$50,000; $50,001-$100,000; $100,001-$500,000; $500,001-$1,000,000; or over $1,000,000.
(2)
The dollar range of equity securities beneficially owned is based on the closing price of $3.66 per share of our common stock on March 4, 2024 on the NASDAQ Global Select Market.

Such persons may not necessarily continue to hold such positions or be involved in the performance by the Advisor of its obligations to us during the entire term of the Management Agreement referred to below.

The Investment Committee’s role is limited to providing oversight and guidance to compliment and supervise the Advisor’s management of our investment portfolio.

Portfolio Management

Portfolio Manager Compensation Overview

The discussion below describes the portfolio managers compensation as of December 31, 2023.

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

Long-Term Incentive Plan Awards — From time to time, long-term incentive equity awards are granted to certain key employees to aid in retention, align their interests with long-term stockholder interests and motivate performance. Equity awards are generally granted in the form of BlackRock restricted stock units that, once vested, settle in BlackRock common stock.

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

Potential Material Conflicts of Interest

BlackRock has built a professional working environment, firm-wide compliance culture and compliance procedures and systems designed to protect against potential incentives that may favor one account over another. BlackRock has adopted policies and procedures that address the allocation of investment opportunities, execution of portfolio transactions, personal trading by employees and other potential conflicts of interest that are designed to ensure that all client accounts are treated equitably over time. Nevertheless, BlackRock furnishes investment management and advisory services to numerous clients in addition to the Company, and BlackRock may, consistent with applicable law, make investment recommendations to other clients or accounts (including accounts which are hedge funds or have performance or higher fees paid to BlackRock, or in which portfolio managers have a personal interest in the receipt of such fees), which may be the same as or different from those made to the Company. In addition, BlackRock, its affiliates and significant stockholders and any officer, director, stockholder or employee may or may not have an interest in the securities whose purchase and sale BlackRock recommends to the Company. BlackRock, or any of its affiliates or significant stockholders, or any officer, director, stockholder, employee or any member of their families may take different actions than those recommended to the Company by BlackRock with respect to the same securities. Moreover, BlackRock may refrain from rendering any advice or services concerning securities of companies of which any of BlackRock’s (or its affiliates’ or significant stockholders’) officers, directors or employees are directors or officers, or companies as to which BlackRock or any of its affiliates or significant stockholders or the officers, directors and employees of any of them has any substantial economic interest or possesses material non-public information. Certain portfolio managers also may manage accounts whose investment strategies may at times be opposed to the strategy utilized for the Company. It should also be noted that a portfolio manager may be managing hedge fund and/or long only accounts, or may be part of a team managing hedge fund and/or long only accounts, subject to incentive fees. Such portfolio managers may therefore be entitled to receive a portion of any incentive fees earned on such accounts. Currently, the Company’s portfolio manager is not entitled to receive a portion of incentive fees of other accounts.

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

Senior Secured Revolving Credit Facility

On September 6, 2023, the Company entered into the eighth amendment under the Credit Facility which (i) extended the maturity date of the loans made under the Credit Facility from April 23, 2025 to September 6, 2028, (ii) extended the termination date of the commitments available under the Credit Facility from April 23, 2024 to September 6, 2027, (iii) reduced the applicable margin to be applied to interest on the loans by 25 basis points per annum to either 1.75% or 2.00% for Benchmark-based borrowings and to 0.75% or 1.00% for ABR-based borrowings depending on the ratio of the borrowing base to certain committed indebtedness, (iv) reduced the commitment fee on unused commitments from 40 basis points per annum to 37.5 basis points per annum, and (v) subject to certain closing conditions being met, permits the Company to merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and a wholly owned subsidiary of TCPC. See “Note 12 – Proposed Merger with BlackRock TCP Capital Corp.” to the Company's consolidated financial statements for further information regarding the Merger. For further details on the Company’s Credit Facility including prior amendments, refer to the Company’s Form 10-K as filed with the SEC on March 1, 2023.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the 2025 Private Placement Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the year ended December 31, 2023, the Company made a periodic net interest payment in the amount of $353,268 to the counterparty. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the Interest Rate Swap had a fair value of $(1,379,397) and $(1,332,299), respectively, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See "Note 2 – Summary of Significant Accounting Policies" to the Company's consolidated financial statements for further information.

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

For more information on the Company's debt, see "Note 4 – Debt" to the Company's consolidated financial statements.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the distribution that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2023, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

We reserve the right to amend or terminate the plan. We anticipate terminating the plan prior to the completion of the Merger with TCPC which would result in the Company's final dividend being paid in cash, even to stockholders that participate in the plan.

There is no direct service charge to participants in the plan; however, we reserve the right to amend the plan to include a service charge payable by the participants.

All correspondence concerning the plan should be directed to the plan agent at Computershare Inc., 462 South 4th Street, Suite 1600, Louisville, KY 40202.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and such regulations. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to BlackRock’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.blackrockbkcc.com. The information on our website is not deemed incorporated by reference in this Annual Report. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, high interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

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

In particular, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. In addition, the ongoing conflict between Israel and Palestine may cause exacerbated volatility and disruptions to both the domestic and global economy, spawn additional conflicts, result in possible sanctions and countersanctions, and trigger retaliatory cyberattacks. Any of the above factors, as well as other governmental actions, could have an adverse impact on macroeconomic factors that affect the Company and our portfolio companies' businesses, financial conditions, cashflows, and operations. We cannot predict the nature, magnitude and duration of the hostilities stemming from these conflicts. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

The impact of the events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

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

In response to elevated inflationary pressures, central banks such as the Federal Reserve Bank have raised interest rates in recent years. It is not currently clear whether interest rates will continue to rise and there is a risk of the economy entering a recession.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation recently increased to its highest level in decades, and the Federal Reserve has raised the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to stockholders. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to stockholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.

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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage, due to higher inflation that is still cooling or that may increase again. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Similarly, on May 1, 2023 the FDIC announced that the CDFPI had closed First Republic Bank, the FDIC had seized its assets and JP Morgan Chase had agreed to purchase First Republic’s assets at auction. We cannot assure you of the response of any government or regulator to such developments, and any response may not be as favorable to industry participants as the measures currently being pursued. The collapse of SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Advisor.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board of Directors designated BCIA as the Company's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations (see Note 2 to the Company's consolidated financial statements for further information). As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have, been effectuated through executive order. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Uncertainty regarding the implementation of the EU and UK's Trade and Cooperation Agreement could negatively impact our business, financial condition and earnings.

The EU and UK's Trade and Cooperation Agreement ("UK/EU Trade Agreement") was implemented starting on May 1, 2021 and set out the economic and legal framework for trade between the United Kingdom and the EU after the United Kingdom's 2020 withdrawal from the EU. As the UK/EU Trade Agreement is still a fairly new legal framework, the continuing implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate ("LIBOR"), EURIBOR, Secured Overnight Financing Rate ("SOFR"), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. To curb inflation, the Federal Reserve raised interest rates 1.00% in aggregate over the course of 2023, increasing the cost of borrowed funds for the Company and the underlying portfolio companies we are investing in. In December 2023, the Federal Reserve voted to pause interest rate hikes. Federal Reserve officials indicated that interest rate reductions may be warranted in 2024. There is no guarantee that the Federal Reserve will reduce rates in 2024, especially if inflation increases again.

If the Federal Reserve resumes increases to interest rates, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. Our Company and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

As of December 31, 2023, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. As of December 31, 2023, the Company is not aware of any contingent liabilities.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2023, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures on September 6, 2028 and our 2025 Private Placement Notes mature on December 9, 2025, and any inability to renew, extend or replace our Credit Facility or 2025 Private Placement Notes could adversely impact our liquidity and ability to fund new investments or maintain our current distribution levels to our stockholders.

We maintain a multi-currency $265.0 million senior secured credit facility with a group of lenders, under which we had $201.0 million of indebtedness outstanding at December 31, 2023. Undrawn amount under our Credit Facility was $64.0 million at December 31, 2023. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $325.0 million. The Credit Facility has a stated maturity date of September 6, 2028. We maintain $92.0 million of aggregate principal amount outstanding on 2025 Private Placement Notes which mature on December 9, 2025 unless previously repaid or redeemed in accordance with their terms. There can be no assurance that we will be able to renew, extend or replace the Credit Facility or 2025 Private Placement Notes upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility or 2025 Private Placement Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility or 2025 Private Placement Notes at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than cash coupon loans.
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

Issues Relating to the Valuation of Assets. While securities and other property held by the Company generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Advisor as Valuation Designee under the supervision of our Board of Directors. Moreover, a significant portion of the assets in which the Company may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Advisor as Valuation Designee under the supervision of our Board of Directors.

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

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material non-public information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material nonpublic information about a portfolio company which is an investment of a Client Account, the Company may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Company. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Company may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material non-public information with respect to one or more remaining positions held by the Client Account.

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

We are dependent upon senior management personnel of the Advisor for our future success; if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Advisor) by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. While currently no member of the Advisor's investment team that received such bonuses has informed the Advisor of an intent to leave, the loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

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

Our investments in the software, internet software & services, and IT services and internet & catalog retail sectors are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.

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

Our investments in non-U.S. portfolio companies and securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange or, if they have listed securities, they have a market capitalization of less than $250 million. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

We may invest in “covenant-lite” loans, which could have limited investor protections, and expose us to different and increased risks.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default. As a result, our exposure to losses from these loans may be increased.

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

Any person that is an affiliate of ours for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to us, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

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

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. For example, the listing standards of the national securities exchanges require us to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2023, approximately 16.8% of our adjusted total assets were not "qualifying assets." If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

We may experience cybersecurity incidents and are subject to cybersecurity risks.

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

Cybersecurity failures or breaches by the Advisor, any sub-adviser(s) and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems could prove to be inadequate, and, if compromised, could become inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cybersecurity plans and systems put in place by our third-party service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Company and its stockholders.

The Company relies on the information and technology systems of the custodian, the Advisor, and the Company’s other service providers and counterparties (the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Company.

The Company and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Company assets), interference with the Company’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Company or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Company assets and transactions, stockholder ownership of Company shares, and other data integral to the functioning of the Company inaccessible, inaccurate or incomplete. The Company may incur substantial costs in order to resolve or prevent cyber incidents.

The Advisor, an indirect subsidiary of BlackRock, is responsible for the overall management of the Company. The Advisor relies on BlackRock’s enterprise risk management framework for the Company’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls and takes protective measures involving significant expense to prevent and address potential data breaches, inadvertent disclosures and sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Company cannot control the cybersecurity plans and systems of its Service Providers. The Company and its stockholders could be negatively impacted as a result.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a pandemic, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Shares of closed-end investment companies, including BDCs, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval.

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

Following receipt of the necessary stockholder and Board approvals, effective May 2, 2020, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the "SBCAA") (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in shares of our common stock may increase.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2023, we had outstanding approximately $92.0 million of 2025 Private Placement Notes, and $201.0 million outstanding on our Credit Facility. Lenders under our Credit Facility and 2025 Private Placement Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2023, which represented borrowings equal to 46.7% of our total assets. On such date, we also had $627.3 million in total assets; $604.5 million in total investments; $293.0 million in aggregate principal amount of debt outstanding; and $315.7 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2023 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 7.70% by the $293.0 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2023 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-26.3%	-16.7%	-7.1%	2.4%	12.0%

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

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval. In addition, we may also issue shares of common stock in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If we were to sell our common stock at prices below net asset value for a sustained period of time, such sales may result in an increased risk of our common stock trading at a discount to its net asset value.

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

Risks related to the Proposed Merger

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

Our stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Merger unless they hold a comparable or greater percentage ownership in TCPC as they do in the Company prior to the Merger. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of the Company. In addition, prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, we may issue additional shares of our common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the further integration of our investment portfolio with TCPC’s investment portfolio and the integration of our business with TCPC’s business. There can be no assurance that TCPC’s investment portfolio or business can be operated profitably going forward or integrated successfully with our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of TCPC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company. We also expect to achieve certain synergies and cost savings from the Merger when TCPC’s portfolio has been fully integrated. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and TCPC’s operations in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or if we are not able to successfully combine TCPC’s investment portfolio or business with its operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The opinion of the financial advisor to the BCIC Special Committee delivered to our Special Committee and our Board prior to the signing of the Merger Agreement does not reflect changes in circumstances since the date of such opinions.

The opinion of KBW, the financial advisor to our Special Committee, was delivered to our Special Committee and our Board on September 5, 2023, and was dated September 5, 2023. The opinion of Houlihan Lokey, the financial advisor to the TCPC Special Committee, was delivered to the TCPC Special Committee and the TCPC Board on September 5, 2023, and was dated September 5, 2023. Changes in our operations and prospects, general market and economic conditions and other factors that were beyond our control may have significantly altered the Company’s respective value or the respective price of shares of our common stock by the time the Merger is completed. The opinions do not speak as of the time the Merger will be completed or as of any date other than the date of such opinions.

If the Merger does not close for any reason (whether due to failure to obtain required our stockholder or TCPC stockholder approval or failure of either the Company or TCPC to satisfy certain closing conditions), we will not benefit from the expenses incurred in pursuit of the Merger.

The Merger is subject to closing conditions, including certain approvals of our stockholders and TCPC stockholders that, if not satisfied, will prevent the Merger from being completed. If the Merger does not close, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
Our businesses may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•
The market prices of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed;
•
We may not be able to find a third-party willing to consummate a transaction on the same or superior terms and any such transaction may not result in benefits comparable to those anticipated in connection with the Merger; and
•
We may have incurred expenses in connection with the Merger in excess of the amount subject to payment, offset or reimbursement by the Advisor, as applicable, without realizing any of the benefits of completing the Merger.

The Merger Agreement limits TCPC’s and BCIC’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit TCPC’s and BCIC’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of TCPC or BCIC. These provisions, which are typical for transactions of this type, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of TCPC or BCIC from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger or might result in a potential competing acquirer proposing to pay a lower per share price to acquire TCPC or BCIC than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including our stockholder and TCPC stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to the business and operations of the Company.

The Merger is subject to closing conditions, including certain approvals of our stockholders and TCPC stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that our stockholders adopt the Merger Agreement and approve the Merger Proposal may not be waived under applicable law and must be satisfied for the Merger to be completed. If our stockholders do not adopt the Merger Agreement and approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our businesses and operations. In addition, the closing condition that TCPC stockholders approve the issuance of additional shares of TCPC common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Merger to be completed. If TCPC stockholders do not approve the TCPC’s Stock Issuance Proposal and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our businesses and operations. In addition to the required approvals of our stockholders and TCPC stockholders, the Merger is subject to a number of other conditions beyond the control of the Company that may prevent, delay or otherwise materially adversely affect completion of the Merger. We cannot predict whether and when these other conditions will be satisfied.

The Company and TCPC may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting our stockholder or TCPC stockholder approval, as applicable.

Certain conditions to our and TCPC’s respective obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of stockholders, the Company and TCPC will each have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of our stockholders and TCPC stockholders, however, cannot be waived.

We will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on the Company and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that each might otherwise consider to be in its best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Merger.

The market price of TCPC’s common stock after the Merger may be affected by factors different from those affecting our common stock or TCPC common stock currently.

Our business and TCPC’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations and the trading price of each of the Company and TCPC, such as a larger stockholder base, a different portfolio composition and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Merger.

Our stockholders do not have appraisal rights in connection with the Merger.

Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under Delaware law, stockholders of our common stock will not have rights to an appraisal of the fair value of their shares in connection with the Merger.

Any litigation filed against us in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.

From time to time, we may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on each of our liquidity and financial condition or could prevent the Merger from being completed.

The Merger may trigger certain “change of control” provisions and other restrictions in contracts of BCIC or its respective affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of the Company or our respective affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreement because the Merger or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing TCPC from operating a material part of our business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of the Company. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

As a result of the Merger, holders of our outstanding 2025 Private Placement Notes will be able to redeem their notes prior to maturity; any replacement debt may be more expensive and any inability of the combined company to replace any redeemed BCIC 2025 Private Placement Notes after Closing could adversely impact TCPC’s liquidity and ability to fund new investments or maintain distributions to TCPC stockholders.

We maintain $92 million of aggregate principal amount outstanding on its 2025 Private Placement Notes which mature on December 9, 2025, unless previously repaid or redeemed in accordance with their terms (the “BCIC 2025 Private Placement Notes”). As a result of the Merger, holders of the BCIC 2025 Private Placement Notes will be able to redeem their notes prior to maturity. There can be no assurance that the combined company will be able to replace any redeemed BCIC 2025 Private Placement Notes on terms that are favorable, if at all. Our ability to replace any redeemed BCIC 2025 Private Placement Notes will be constrained by then-current economic conditions affecting the credit markets and any replacement notes may be more expensive than the 2025 Private Placement Notes. In the event that we are not able to replace any BCIC 2025 Private Placement Notes redeemed as a result of the Merger, our liquidity and ability to fund new investments may be adversely affected.

The Merger may not be treated as a tax-free reorganization under Section 368(a) of the Code.

We intend that the Merger will qualify as a tax-free reorganization under Section 368(a) of the Code. If the IRS or a court determines that the Merger should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a stockholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of our common stock for TCPC common stock in the Merger.

The combined company may incur adverse tax consequences if either BCIC or TCPC has failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.

Both the Company and TCPC have operated in a manner that it believes has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to the Company) following the Merger. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If TCPC or the Company has failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its stockholders and the value of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company is externally managed by the Advisor and has no employees or internal information systems. Thus, the Company relies on the Advisor, BlackRock, Inc. (“BlackRock”) as well as the custodian and other service providers to protect the Company's information from cybersecurity threats. The Company’s chief compliance officer (the “CCO”) oversees the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Directors. The CCO and the Advisor also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems, which have the potential to subject the Company to information technology vulnerabilities, and receive reports from the Company’s service providers regarding any cybersecurity threats and incidents.

Specifically, the Company relies on the enterprise risk management (“ERM”) framework of BlackRock, Inc. (“BlackRock”) for the Company’s cybersecurity risk management and strategy. The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
•
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
•
Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
•
Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address the Company's response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.
•
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence..
•
Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. The CCO delivers quarterly reports to the Board of Directors of the Company. Team members who support the Company’s information security program have relevant educational and industry experience.

At the BlackRock parent level, BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists the Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. The Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of the Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 50 Hudson Yards, New York, NY 10001. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 9, Commitments and contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share in each fiscal quarter for the years ended December 31, 2023, 2022 and 2021. On December 31, 2023, the reported closing price of our common stock was $3.87 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Dividends
Fiscal Year ended December 31, 2023
First Quarter	$4.41	$3.81	$3.30	(14)%	(25)%	$0.10
Second Quarter	$4.33	$3.59	$3.05	(17)%	(30)%	$0.10
Third Quarter	$4.38	$3.89	$3.32	(11)%	(24)%	$0.10
Fourth Quarter	$4.35	$4.00	$3.25	(8)%	(25)%	$0.10
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Third Quarter	$4.56	$4.02	$3.38	(12)%	(26)%	$0.10
Fourth Quarter	$4.39	$3.90	$3.42	(11)%	(22)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10

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

Holders

As of March 4, 2024, there were approximately 170 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since December 2021:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023
$0.10	June 15, 2023	July 6, 2023
$0.10	September 15, 2023	October 6, 2023
$0.10	December 15, 2023	January 8, 2024
$0.10	March 15, 2024	March 29, 2024

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

We may, at our discretion, carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2023, 2022 and 2021.

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividends are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend paid on January 8, 2024, the Company noted that $0.10 was sourced from net investment income and there was no return of capital payable to stockholders. For the Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders are adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2023, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these dividends from time to time. Also, we may be limited in our ability to make dividends due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Issuer Purchases of Equity Securities

On October 28, 2022, the Company’s Board of Directors authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). On November 6, 2023, the Company’s Repurchase Plan expired with 8,000,00 shares remaining unpurchased and no longer authorized for purchase. On November 6, 2023, the Company's Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2023 and effective until the earlier of November 6, 2024 or such time that all of the authorized shares have been repurchased, subject to the terms of the share repurchase program.

The Company did not repurchase any shares outstanding during the year ended December 31, 2023.

The Company Repurchase Plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available liquidity.

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index, and the Russell 2000 Index for the period December 31, 2018 through December 31, 2023. The graph assumes that, on December 31, 2018, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	—%	(1)
Offering Expenses (as a percentage of offering price)	—%	(2)
Dividend Reinvestment Plan Fees	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Management Fees	2.80%	(5)
Incentive Fees	2.43%	(6)
Interest Payments on Borrowed Funds	6.83%	(7)
Other Expenses	1.71%	(8)
Total Annual Expenses	13.77%	(9)

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
(4)
The “net assets attributable to common stock” used to calculate the percentages in this table represent our average net assets of $317.9 million for the twelve-month period ended December 31, 2023.
(5)
Management Fees used for the purpose of this table represent the actual amounts for the year ended December 31, 2023. Effective May 2, 2020, after the annual meeting of the Company’s stockholders, held on May 1, 2020, our Base Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value and 1.00% of total assets that exceed 200% of net asset value (excluding cash), payable quarterly in arrears based on our total asset valuation at the end of the prior quarter. For more detailed information about the Management Fee, please see Note 3 to the consolidated financial statements.
(6)
Incentive Fees used for the purpose of this table represent the Company’s actual amounts for the year ended December 31, 2023, including i) the Company’s Incentive Fees based on income; and ii) Incentive Fees based on capital gains, the latter of which was zero in accordance with GAAP for the year ended December 31, 2023. For purposes of this table, we have assumed that these fees will be payable (in the case of the incentive fees based on capital gains) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. As we cannot predict whether we will meet these thresholds, the Incentive Fee paid in future years, if any, may be substantially different than the fee earned historically. For more detailed information about the Incentive Fees, please see Note 3 to the consolidated financial statements.
(7)
“Interest Payments on Borrowed Funds” is based upon actual amounts incurred for the year ended December 31, 2023 and represents interest and other debt expenses incurred on our Credit Facility and 2025 Private Placement Notes. As of December 31, 2023, the amounts outstanding under our Credit Facility and 2025 Private Placement Notes were $201.0 million and $92.0 million (at par), respectively. For more detailed information about debt, please see Note 4 to the consolidated financial statements.
(8)
“Other Expenses” includes but is not limited to our overhead expenses, including expenses of the Advisor reimbursable under the Company's Current Management Agreement and of the Administrator reimbursable under the administration agreement. Such expenses are based on actual amounts incurred for the year ended December 31, 2023.
(9)
“Total Annual Expenses” as a percentage of net assets attributable to common shares are higher than the “Total Annual Expenses” percentage that would be applicable for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total Annual Expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total Annual Expenses” percentage were calculated instead as a percentage of total assets, our “Total Annual Expenses” would be 7.15% of total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 4.50% sales load (underwriting discounts and commissions) and offering expenses totaling 0.20%, (2) total net annual expenses of 11.34% of net assets attributable to common shares as set forth in the table above (excluding Incentive Fees based on income and capital gains), and (3) a 5% annual return:

	1 Year	3 Years	5 Years	10 Years
Total Expenses Incurred (gross of Incentive Fee)*	$152	$341	$508	$840
Total Expenses Incurred (net of Incentive Fee)**	$160	$361	$534	$869

* Assumes that we will not realize any capital gains net of all realized capital losses and unrealized capital depreciation and therefore no Incentive fee on capital gains is applied. No Incentive fee on income has been applied as the required annual 7% annualized hurdle would not have been achieved.

** Assumes no unrealized capital depreciation or realized capital losses and annual returns resulting entirely from net realized capital gains (and therefore subject to a 17.5% Incentive fee on capital gains). No Incentive fee on income has been applied as the required annual 7% annualized hurdle would not have been achieved.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. There is no incentive compensation on income under our investment management agreement assuming a 5% annual return and therefore it is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive compensation of a material amount, our dividends to our common stockholders and our expenses would likely be higher. In addition, the example assumes reinvestment of all dividends and distributions at net asset value.

Item 6. [Reserved]

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•
changes and volatility in political, economic or industry conditions, the interest rate environment, inflation, foreign exchange rates or financial and capital markets;
•
the unfavorable resolution of legal proceedings;
•
the impact of changes to tax legislation and, generally, our tax position; and
•
the Merger, the likelihood the Merger is completed, the anticipated timing of its completion and the outcome and impact of any litigation relating to the Merger. See "Note 12 – Proposed Merger with BlackRock TCP Capital Corp" for further information regarding the Merger Agreement and the Merger.

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

On September 6, 2023, the Company entered into the Merger Agreement with TCPC, Merger Sub, and, solely for the limited purposes set forth therein, TCP and the Advisor. On January 10, 2024, the Merger Agreement was amended and restated. See “Note 12 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment, our available investment and borrowing capacity, the competitive environment for the types of investments we make and the level of repayment activity from our portfolio companies.

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2023, approximately 16.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to eight years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable monthly, quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring fees, end-of-term or exit fees, for providing significant managerial assistance, and other investment related income.

Expenses

Our primary operating expenses include the payment of a Management Fee and, depending on our operating results, Incentive Fees, interest and Credit Facility fees and other debt-related costs, expenses reimbursable under the Current Management Agreement, professional fees, administration fees and the allocable portion of overhead under the administration agreement. The Management Fee and Incentive Fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Current Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions, such as custodian fees, director fees and expenses, due diligence costs, registration and listing fees, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers' and finders' fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently adopted accounting pronouncements, if applicable. Management considers Investment Valuation to be an area deemed a critical accounting policy as a result of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate fair value. Pursuant to Rule 2a-5 (the "Rule") under the 1940 Act, the Company’s Board designated the Advisor as the Company’s Valuation Designee to perform certain fair value functions, including performing fair value determinations, and has reviewed and approved amended policies and procedures adopted by BCIA to seek to ensure compliance with the requirements of the Rule as part of such designation. The Valuation Designee provides quarterly valuation reporting and notifications on any material valuation matters to the Board as required under the Rule (see Note 2 to the consolidated financial statements).

Financial and operating highlights

At December 31, 2023:

Investment portfolio, at fair value: $604.5 million

Net assets: $315.7 million

Indebtedness, excluding deferred issuance costs: $293.0 million

Net asset value per share: $4.35

Portfolio Activity for the Year Ended December 31, 2023:

Cost of investments during period, including PIK: $124.1 million

Sales, repayments and other exits during period: $83.4 million

Number of portfolio companies at end of period: 121

Operating Results for the Year Ended December 31, 2023:

Net investment income per share: $0.50

Dividends declared per share: $0.40

Basic earnings (loss) per share: $0.36

Net investment income: $36.6 million

Net realized and unrealized gain (loss): $(10.3) million

Net increase (decrease) in net assets from operations: $26.2 million

Net investment income per share, as adjusted1: $0.50

Basic earnings (loss) per share, as adjusted1: $0.36

Net investment income, as adjusted1: $36.6 million

Net increase (decrease) in net assets from operations, as adjusted1: $26.2 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of the accrued hypothetical liquidation basis incentive fee expense reversal based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the year ended December 31, 2023.

Portfolio and investment activity

We invested approximately $124.1 million, including PIK, during the year ended December 31, 2023. The new investments consisted of senior secured loans secured by first lien $123.7 million, or 99.6% and equity securities $0.4 million, or 0.4%. Additionally, we received proceeds from sales, repayments and other exits of approximately $83.4 million during the year ended December 31, 2023.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2023, our portfolio of $604.5 million (at fair value) consisted of 121 portfolio companies and was invested approximately 96% in senior secured loans, 3% in unsecured or subordinated debt securities, and less than 1% in equity investments. Our average investment by portfolio company at amortized cost was approximately $5.8 million at December 31, 2023. Our largest portfolio company investment at fair value was approximately $25.0 million and our five largest portfolio company investments at fair value comprised approximately 13% of our portfolio at December 31, 2023. At December 31, 2022, our portfolio of $570.5 million (at fair value) consisted of 116 portfolio companies and was invested approximately 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.7 million at December 31, 2022. Our largest portfolio company investment at fair value was approximately $24.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2022.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises or other geopolitical or macroeconomic events (see Item 1A. Risk Factors for further details), which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At December 31, 2023, our top three industry concentrations at fair value consisted of Software (16.0%), Diversified Financial Services (15.1%) and Internet Software & Services (11.4%). At December 31, 2022, our top three industry concentrations at fair value consisted of Software (15.2%), Diversified Financial Services (14.5%) and Internet Software & Services (11.1%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023		December 31, 2022
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	12.7%	11.2%	11.9%	10.6%
Senior secured loans	13.1%	13.0%	12.4%	12.4%
Other debt securities	3.4%	1.7%	3.4%	1.7%
Debt and income producing equity securities	12.7%	12.2%	12.0%	11.6%

(1)
Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the years ended December 31, 2023 and 2022 the total return based on net asset value was 10.40% and 2.78%, respectively, and the total return based on market price was 19.11% and 0.22%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all dividends reinvested, if any. Dividends are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.53 at December 31, 2023 and 1.33 at December 31, 2022. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Grade 1	$342,105,771	$422,813,958
Grade 2	227,542,434	117,689,506
Grade 3	9,998,946	9,675,397
Grade 4	24,853,620	15,936,823
Not Rated(1)	26,497	4,373,400
Total investments	$604,527,268	$570,489,084

(1)
The 'Not Rated' category at December 31, 2023 and December 31, 2022 consists primarily of the Company’s residual equity investment in MBS Parent, LLC and Stitch Holdings, L.P., respectively. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons are for the years ended December 31, 2023, 2022 and 2021.

Investment income

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income
Interest and fees on senior secured loans	$78,836,759	$56,809,947	$43,782,088
Interest and fees on other debt securities	779,501	641,700	722,862
Interest earned on short-term investments, cash equivalents	362,874	164,623	5,732
Dividends and fees on equity securities	376,040	319,524	1,734,338
Total investment income	$80,355,174	$57,935,794	$46,245,020

Total investment income for the year ended December 31, 2023 increased $22.4 million, or 38.7%, as compared to the year ended December 31, 2022. The increase was primarily due to i) a 12.3% higher average balance in senior secured loans, at amortized cost, during the year ended December 31, 2023; and ii) a 27.0% increase in the weighted average yield on senior secured loans year over year as a result of a higher interest rate environment. The increased balance of senior secured loans is primarily due to net deployments during 2022 and 2023, which were substantially all in senior secured debt.

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

Expenses

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating expenses
Interest and other debt expenses	$21,711,617	$13,140,402	$11,620,899
Management fees	8,912,663	8,311,686	7,784,188
Incentive fees on income	7,740,902	3,422,362	249,385
Incentive fees on capital gains	—	(1,544,569)	1,544,569
Professional fees	1,365,075	836,788	1,100,008
Administrative expenses	1,161,339	1,407,775	1,354,283
Director fees	815,250	613,750	622,500
Insurance expense	571,104	747,428	809,356
Investment advisor expenses	68,374	103,276	350,000
Other operating expenses	1,443,478	1,525,774	1,011,273
Total expenses, before incentive fee waiver	43,789,802	28,564,672	26,446,461
Incentive fee waiver	—	—	(79,383)
Total expenses, net of incentive fee waiver	$43,789,802	$28,564,672	$26,367,078

Total expenses increased $15.2 million, or 53.3%, for the year ended December 31, 2023 from the comparable period in 2022, primarily due to increases in interest and other debt expenses, incentive fees on income and management fees, and due to costs and expenses incurred during the year related to the Merger. Total expenses, net of incentive fee waiver, increased $2.2 million, or 8.3%, for the year ended December 31, 2022 from the comparable period in 2021, primarily due to increases in incentive fees on income, interest and other debt expenses and management fees, which were partially offset by the reversal of previously accrued incentive fees on capital gains in 2022 as required by GAAP.

Interest and other debt expenses increased approximately $8.6 million, or 65.2%, for the year ended December 31, 2023 from the comparable period in 2022 due to an increase in average debt outstanding year over year and a higher interest rate environment (see Note 4 to the consolidated financial statements). Interest and other debt expenses increased approximately $1.5 million, or 13.1%, for the year ended December 31, 2022 from the comparable period in 2021 due to an increase in average debt outstanding year over year, and a higher interest rate environment.

Incentive fees on income increased approximately $4.3 million for the year ended December 31, 2023 from the comparable period in 2022 due to higher pre-incentive net investment income in excess of the hurdle year over year. Incentive fees on income increased approximately $3.2 million for the year ended December 31, 2022 from the comparable period in 2021 due to higher pre-incentive net investment income in excess of the hurdle year over year. For the year ended December 31, 2021, the Advisor voluntarily waived incentive fees on income of $0.1 million, resulting in net incentive fees of $0.2 million.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each reporting period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of incentive fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). It should be noted that incentive fees based on capital gains (if any) are not due and payable until the end of the annual measurement period, or every June 30. The accrual (reversal) of incentive fees on capital gains was zero, $(1.5) million and $1.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the balance of accrued incentive fees on capital gains was zero. For the year ended December 31, 2021, no accrued incentive fees on capital gains were realized and payable to the Advisor.

Management fees increased approximately $0.6 million, or 7.2%, for the year ended December 31, 2023 from the comparable period in 2022 due to an increase in the total assets on which management fees are calculated (in arrears). The increase in total assets was primarily due to net deployments during 2022 and the first nine months of 2023. Management fees increased approximately $0.5 million, or 6.8%, for the year ended December 31, 2022 from the comparable period in 2021 due to an increase in the total assets on which management fees are calculated (in arrears). The increase in total assets was primarily due to net deployments during 2021 and the first nine months of 2022.

For the year ended December 31, 2023, costs and expenses related to the Merger incurred by the Company totaled approximately $0.9 million.

Net investment income

Net investment income was $36.6 million, $29.4 million and $19.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, net investment income increased by approximately $7.2 million, or 24.5%, compared to 2022, due to an increase in total investment income of $22.4 million, partially offset by an increase in total expenses of $15.2 million. For the year ended December 31, 2022, net investment income increased by approximately $9.5 million, or 47.8%, compared to 2021, due to an increase in total investment income of $11.7 million, partially offset by an increase in total expenses of $2.2 million.

Net realized gain or loss

Net realized gain (loss) was $(0.1) million, $1.2 million and $(19.1) million for the years ended December 31, 2023, 2022 and 2021, respectively. Net realized gain (loss) of $(0.1) million for the year ended December 31, 2023 was primarily due to full sales of our positions in Kemmerer Holdings, LLC, partially offset by the exit of our warrants in FinancialForce.com, Inc. and escrow proceeds received from SVP-Singer Holdings, LP, which was exited during 2021. Net realized gain (loss) of $1.2 million for the year ended December 31, 2022 was primarily due to escrow proceeds received from SVP - Singer Holdings, LP and ECI Cayman Holdings, LP, which were exited during 2021 and 2018, respectively. Net realized gain (loss) of $(19.1) million for the year ended December 31, 2021 was primarily due to a $(22.0) million realized loss on the exit of our Senior Loan Partners investment, an $(18.5) million realized loss on the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC, and Advantage Insurance Inc.; partially offset by a realized gain of $22.0 million on the sale of SVP – Singer Holdings, LP. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the year ended December 31, 2023, 2022 and 2021, the change in net unrealized appreciation or depreciation on our investments, Interest Rate Swap and foreign currency was an increase in net unrealized depreciation of $(10.3) million, an increase in net unrealized depreciation of $(27.1) million and an increase in net unrealized appreciation of $65.7 million, respectively. The increase in net unrealized depreciation for the year ended December 31, 2023 was primarily due to i) $(4.4) million of valuation depreciation in our equity position in Stitch Holdings, L.P.; ii) $(11.0) million of valuation depreciation in our debt investments in Thras.io, LLC, Astra Acquisition Corp. (Anthology), Magenta Buyer, LLC (McAfee) and Whele LLC (Perch), partially offset by an increase in valuation appreciation in our debt investments in Zest Acquisition Corp. and Gordon Brothers Finance Company of $1.8 million; and iii) a $(0.3) million increase in valuation depreciation related to our Interest Rate Swap. The increase in net unrealized depreciation for the year ended December 31, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the period (see Item 1A. Risk Factors), out of which our investments in Razor Group GmbH (Germany), Stitch Holdings L.P., Thras.io, LLC, Magenta Buyer, LLC, Syndigo, LLC and Zest Acquisition Corp. contributed $(8.2) million; ii) a $(2.5) million increase in unrealized depreciation in GBFC, net of the reversal of $2.0 million of previously recognized depreciation on the position as a result of a paydown during the period; and iii) a $(1.3) million increase in valuation depreciation related to our Interest Rate Swap. The decrease in net unrealized depreciation for the year ended December 31, 2021 was primarily due to i) the reversal of previously recognized depreciation of $25.8 million, related to the exit of our investment in Senior Loan Partners; ii) the reversal of previously recognized depreciation of $24.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., SVP – Singer Holdings, LP, First Boston Construction Holdings, LLC, and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; iii) decrease in valuation depreciation of $4.2 million in our investment in St. George Warehousing & Trucking Co. of California, Inc., as well as an overall increase in valuation across our portfolio.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the years ended December 31, 2023, 2022 and 2021 was approximately $26.2 million, $3.5 million and $66.5 million, respectively. As compared to the year ended December 31, 2022, the increase in 2023 is primarily due to a year over year change in net realized and unrealized gain (loss) of $15.6 million and a year over year increase in net investment income of $7.2 million. As compared to the year ended December 31, 2021, the decrease in 2022 is primarily due to a year over year decrease in net realized and unrealized gain (loss) of $72.5 million, partially offset by an increase in net investment income of $9.5 million year over year.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
GAAP Basis:
Net Investment Income	$36,565,372	$29,371,122	$19,877,942
Net Investment Income per share	0.50	0.40	0.27
Addback: GAAP incentive fee accrual (reversal) based on capital gains	—	(1,544,569)	1,544,569
Addback: GAAP incentive fee based on income net of incentive fee waiver (if any)	7,740,902	3,422,362	170,002
Pre-Incentive Fee[1]:
Net Investment Income	$44,306,274	$31,248,915	$21,592,513
Net Investment Income per share	0.61	0.43	0.29
Less: Incremental incentive fee based on income net of incentive fee waiver (if any)	(7,740,902)	(3,422,362)	(170,002)
As Adjusted[2]:
Net Investment Income	$36,565,372	$27,826,553	$21,422,511
Net Investment Income per share	0.50	0.38	0.29

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees (if any).

As Adjusted2: This is a non-GAAP financial measure. This measure differs from the GAAP financial measure as amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains (if any), and to include only the incremental incentive fee based on income (if any). Adjusted amounts reflect the fact that no incentive fee on capital gains was realized and payable to the Advisor during the years ended December 31, 2023, 2022 and 2021, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. The Company believes this As-Adjusted measure provides useful information to investors and management because it provides an additional tool to more accurately evaluate incentive fees actually paid to the Advisor and consider the measure to be effective indicator of financial performance over time.

Financial condition, liquidity and capital resources

During the year ended December 31, 2023, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from dispositions of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the year ended December 31, 2023 was $(7.6) million. Our net use of cash from operating activities during the period was driven primarily by $(36.4) million in net purchases of investments, excluding PIK capitalization, which exceeded net operating cash inflows from interest and fees received in excess of operating expense payments.

Net cash provided by financing activities for the year ended December 31, 2023 was $7.4 million. Our sources of cash from financing activities consisted of $39.0 million in net debt borrowings under the Credit Facility. Our uses of cash consisted of the cash dividends paid to stockholders of $(29.0) million and payments of debt issuance costs of $(2.5) million.

During the year ended December 31, 2022, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from dispositions of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the year ended December 31, 2022 was $(24.0) million. Our use of cash from operating activities during the period was driven primarily by $(37.4) million in net purchases of investments, excluding PIK capitalization, which exceeded net operating cash inflows from interest and fees received in excess of operating expense payments.

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

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2023 and December 31, 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2023 and December 31, 2022, we were obligated to existing portfolio companies for unfunded commitments of $36.8 million across 51 portfolio companies and $72.1 million across 51 portfolio companies, respectively.

As of December 31, 2023, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2023 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$201.0	$—	$—	$201.0	$—
2025 Private Placement Notes	92.0	—	92.0	—	—
Interest and Debt Related Payables	1.5	1.5	—	—	—

(1)
At December 31, 2023, $64.0 million remained undrawn under our Credit Facility.

Dividends

Our quarterly dividends, if any, are determined by our Board. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since December 2021:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023
$0.10	June 15, 2023	July 6, 2023
$0.10	September 15, 2023	October 6, 2023
$0.10	December 15, 2023	January 8, 2024
$0.10	March 15, 2024	March 29, 2024

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

We may, at our discretion, carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2023, 2022 and 2021.

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividend are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend per share paid on January 8, 2024, the Company noted that $0.10 was sourced from net investment income and there was no return of capital payable to stockholders. For Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2023, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these dividends from time to time. Also, we may be limited in our ability to make dividends due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On March 4, 2024, the Company’s Board declared a dividend of $0.10 per share, payable in cash on March 29, 2024 to stockholders of record at the close of business on March 15, 2024. The Company anticipates terminating the dividend reinvestment plan prior to the completion of the Merger with TCPC which would result in the Company's final dividend being paid in cash, even to stockholders that participate in the dividend reinvestment plan.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2023, nearly 100% of our yielding debt investments, at fair value, bore interest based on floating rates, such as SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 97% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2023, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)(2)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.7	$0.19
Up 300 basis points	$10.3	$0.14
Up 200 basis points	$6.8	$0.09
Up 100 basis points	$3.4	$0.05
Down 100 basis points	$(3.4)	$(0.05)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BlackRock Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by BlackRock Capital Investment Advisors, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $582,594,772 as of December 31, 2023.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate the fair value. This required a high degree of

The accompanying notes are an integral part of these consolidated financial statements.

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

March 5, 2024

We have served as the Company’s auditor since 2005.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022

Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $616,753,604 and $569,528,145)	$588,902,268	$551,686,646
Non-controlled, affiliated investments (cost of $1,139,598 and $3,849,638)	—	3,574,438
Controlled investments (cost of $84,419,465 and $84,922,381)	15,625,000	15,228,000
Total investments at fair value (cost of $702,312,667 and $658,300,164)	604,527,268	570,489,084
Cash and cash equivalents	9,359,280	9,531,190
Interest, dividends and fees receivable	8,222,648	5,515,446
Deferred debt issuance costs	2,969,390	1,055,117
Due from broker	1,823,087	1,946,507
Receivable for investments sold	16,751	12,096
Prepaid expenses and other assets	367,048	510,706
Total assets	$627,285,472	$589,060,146

Liabilities
Debt (net of deferred issuance costs of $658,062 and $996,839)	$292,341,938	$253,003,161
Dividends payable	7,257,191	7,257,191
Payable for investments purchased	2,580,510	600,391
Management fees payable	2,281,541	2,186,540
Income incentive fees payable (see Note 3)	1,908,371	3,403,349
Interest and debt related payables	1,517,339	738,719
Interest Rate Swap at fair value	1,379,397	1,332,299
Accrued administrative expenses	354,773	397,299
Accrued expenses and other liabilities	1,934,553	1,618,844
Total liabilities	311,555,613	270,537,793

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 issued and 72,571,907 outstanding	84,482	84,482
Paid-in capital in excess of par	849,324,658	850,199,351
Distributable earnings (losses)	(460,305,579)	(458,387,778)
Treasury stock at cost, 11,909,890 shares held	(73,373,702)	(73,373,702)
Total net assets	315,729,859	318,522,353
Total liabilities and net assets	$627,285,472	$589,060,146

Net assets per share	$4.35	$4.39

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$74,097,252	$54,387,478	$40,366,030
Non-controlled, affiliated investments	—	—	11,867
Controlled investments	—	—	718,571
PIK interest income:
Non-controlled, non-affiliated investments	4,885,376	1,138,311	2,092,736
Non-controlled, affiliated investments	31,794	456,686	481,800
Dividend income (excluding PIK):
Non-controlled, affiliated investments	—	—	71,500
Controlled investments	—	—	1,647,661
PIK dividend income:
Non-controlled, non-affiliated investments	376,040	319,524	15,177
Other income:
Non-controlled, non-affiliated investments	964,712	1,633,795	839,678
Total investment income	80,355,174	57,935,794	46,245,020

Operating expenses
Interest and other debt expenses	21,711,617	13,140,402	11,620,899
Management fees	8,912,663	8,311,686	7,784,188
Incentive fees on income	7,740,902	3,422,362	249,385
Incentive fees on capital gains(1)	—	(1,544,569)	1,544,569
Professional fees	1,365,075	836,788	1,100,008
Administrative expenses	1,161,339	1,407,775	1,354,283
Director fees	815,250	613,750	622,500
Insurance expense	571,104	747,428	809,356
Investment advisor expenses	68,374	103,276	350,000
Other operating expenses	1,443,478	1,525,774	1,011,273
Total expenses, before incentive fee waiver	43,789,802	28,564,672	26,446,461
Incentive fee waiver (see Note 3)	—	—	(79,383)
Total expenses, net of incentive fee waiver	43,789,802	28,564,672	26,367,078

Net investment income(1)	36,565,372	29,371,122	19,877,942

Realized and unrealized gain (loss) on investments, Interest Rate Swap and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	363,087	1,196,573	21,408,577
Non-controlled, affiliated investments	(441,906)	—	(7,989,591)
Controlled investments	—	—	(32,496,018)
Net realized gain (loss)	(78,819)	1,196,573	(19,077,032)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(10,009,837)	(23,845,171)	20,125,055
Non-controlled, affiliated investments	(864,398)	620,438	6,932,957
Controlled investments	899,916	(2,523,687)	38,914,666
Interest Rate Swap	(275,964)	(1,332,299)	—
Foreign currency translation	—	—	(285,360)
Net change in unrealized appreciation (depreciation)	(10,250,283)	(27,080,719)	65,687,318
Net realized and unrealized gain (loss)	(10,329,102)	(25,884,146)	46,610,286

Net increase (decrease) in net assets resulting from operations	$26,236,270	$3,486,976	$66,488,228

Net investment income per share—basic(1)	$0.50	$0.40	$0.27
Earnings (loss) per share—basic(1)	$0.36	$0.05	$0.90
Weighted average shares outstanding—basic	72,571,907	73,314,124	74,153,145
Net investment income per share—diluted(1)(2)	$0.50	$0.40	$0.27
Earnings (loss) per share—diluted(1)(2)	$0.36	$0.05	$0.83
Weighted average shares outstanding—diluted	72,571,907	81,042,705	91,146,882
(1)
Net investment income and per share amounts displayed above are net of the accrual (reversal) for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the years ended December 31, 2022 and 2021 (see Note 3).
(2)
For the year ended December 31, 2022, the impact of the hypothetical conversion of the 2022 Convertible Notes was antidilutive (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277
Repurchase of common stock	(589,678)	—	—	—	(2,192,527)	(2,192,527)
Net investment income	—	—	—	19,877,942	—	19,877,942
Net realized and unrealized gain (loss)	—	—	—	46,610,286	—	46,610,286
Dividends to common stockholders, excluding tax return of capital(1)	—	—	—	(22,084,873)	—	(22,084,873)
Tax return of capital	—	—	(7,569,132)	—	—	(7,569,132)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	1,849,597	(1,849,597)	—	—
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	—	—	(4,337,631)	3,888,233	—	(449,398)
Issuance of common stock from the conversion of the 2022 Convertible Notes	3,546	4	29,996	—	—	30,000
Repurchase of common stock	(1,308,626)	—	—	—	(4,884,316)	(4,884,316)
Net investment income	—	—	—	29,371,122	—	29,371,122
Net realized and unrealized gain (loss)	—	—	—	(25,884,146)	—	(25,884,146)
Dividends to common stockholders, excluding tax return of capital(1)	—	—	—	(27,571,457)	—	(27,571,457)
Tax return of capital	—	—	(1,741,425)	—	—	(1,741,425)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,888,233	(3,888,233)	—	—
Balance at December 31, 2022	72,571,907	$84,482	$850,199,351	$(458,387,778)	$(73,373,702)	$318,522,353

Net investment income	—	—	—	36,565,372	—	36,565,372
Net realized and unrealized gain (loss)	—	—	—	(10,329,102)	—	(10,329,102)
Dividends to common stockholders	—	—	—	(29,028,764)	—	(29,028,764)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(874,693)	874,693	—	—
Balance at December 31, 2023	72,571,907	$84,482	$849,324,658	$(460,305,579)	$(73,373,702)	$315,729,859

(1) Dividends for annual periods are determined in accordance with federal income tax regulations and there may be differences between book and tax amounts (see Note 2).

(2) See Notes 2 and 4 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$26,236,270	$3,486,976	$66,488,228
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	78,819	(1,196,573)	19,077,032
Net change in unrealized (appreciation) depreciation of investments	9,974,319	25,748,420	(65,972,678)
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	275,964	1,332,299	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	—	—	285,360
Interest and dividend income paid in kind	(5,293,210)	(1,914,521)	(2,589,713)
Net amortization of investment discounts and premiums	(3,441,296)	(3,418,622)	(2,487,926)
Amortization of deferred debt issuance costs	955,388	1,071,844	1,565,241
Amortization of original issue discount on debt	—	—	942,208
Changes in assets and liabilities:
Purchase of investments	(119,831,410)	(229,891,157)	(272,247,211)
Proceeds from disposition of investments	83,429,523	192,448,280	250,607,406
Decrease (increase) in interest, dividends and fees receivable	(1,662,133)	(1,544,640)	(1,744,206)
Decrease (increase) in due from broker	247,823	(1,946,507)	—
Decrease (increase) in receivable for investments sold	(4,655)	678,454	4,748,957
Decrease (increase) in prepaid expenses and other assets	143,658	277,763	(379,112)
Increase (decrease) in payable for investments purchased	1,980,119	(11,079,407)	2,485,881
Increase (decrease) in interest and debt related payables	778,620	137,340	98,697
Increase (decrease) in management fees payable	95,001	64,021	(190,928)
Increase (decrease) in income incentive fees payable	(1,494,978)	3,233,347	(1,679,595)
Increase (decrease) in accrued capital gains incentive fees	—	(1,544,569)	1,544,569
Increase (decrease) in Interest Rate Swap at fair value	(353,268)	—	—
Increase (decrease) in accrued administrative expenses	(42,526)	13,074	(4,839)
Increase (decrease) in accrued expenses and other liabilities	315,709	65,337	(1,109,062)
Net cash provided by (used in) operating activities	(7,612,263)	(23,978,841)	(561,691)

Financing activities
Draws on Credit Facility	91,000,000	230,000,000	137,000,000
Repayments of Credit Facility draws	(52,000,000)	(122,000,000)	(121,800,000)
Dividends paid to common stockholders	(29,028,764)	(29,448,663)	(22,261,033)
Payments of debt issuance costs	(2,530,883)	(1,187,111)	(767,459)
Repayment of 2022 Convertible Notes	—	(143,720,000)	—
Proceeds from issuance of 2025 Private Placement Notes	—	92,000,000	—
Repurchase of common shares	—	(4,884,316)	(2,192,527)
Net cash provided by (used in) financing activities	7,440,353	20,759,910	(10,021,019)

Net increase (decrease) in cash and cash equivalents	(171,910)	(3,218,931)	(10,582,710)
Cash and cash equivalents at beginning of period	9,531,190	12,750,121	23,332,831
Cash and cash equivalents at end of period	$9,359,280	$9,531,190	$12,750,121

Supplemental cash flow information
Interest payments	$19,651,722	$11,038,096	$8,014,632
Tax payments	$101,143	$101,056	$100,050
Share issuance — conversion of 2022 Convertible Notes	$—	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2023

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$2,096,455	$2,078,312	$2,048,236
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$233,430	231,794	228,061
								2,310,106	2,276,297
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.45%	4/30/2027	$2,486,958	2,455,742	2,307,897

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.88%	2/7/2025	$500,000	494,147	504,000
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	12.89%	2/7/2025	$560,228	548,900	559,668
								1,043,047	1,063,668
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Amendment 6 Term Loan	SOFR(Q)	1.00%	1.00% Cash + 7.00% PIK	13.59%	11/7/2026	$1,312,867	1,308,334	849,294	D/U
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.59%	11/7/2026	$711,677	709,282	711,677
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	6.00%	11.59%	11/7/2026	$156,576	156,011	156,576
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	6.00%	11.59%	11/7/2026	$216,879	216,108	216,879
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/23/2028	$1,352,503	1,325,251	1,331,269
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.64%	8/23/2028	$1,652,988	1,597,364	1,602,908	M
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	PRIME	0.75%	5.25%	13.75%	8/23/2027	$149,047	139,564	142,207	M
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.79%	8/31/2029	$2,615,252	2,584,652	2,500,181
								8,036,566	7,510,991
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.61%	3/31/2028	$3,242,109	3,177,266	3,161,056
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.61%	3/31/2028	$—	(10,731)	(26,828)	M
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.61%	3/31/2028	$—	(10,731)	(13,414)	M
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.19%	11/23/2027	$3,529,824	3,460,435	3,346,273
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	12.19%	11/23/2027	$4,932,619	4,864,774	4,676,122
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	12.09%	11/23/2027	$1,203,817	1,191,192	1,141,218
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.04%	2/1/2030	$1,738,551	1,692,158	1,712,472
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	2/1/2030	$276,783	263,405	266,141	M
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	12.04%	2/1/2029	$—	(7,234)	(4,261)	M
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$1,224,350	1,197,091	1,199,863
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$214,651	201,145	193,182	M
Vortex Companies, LLC	First Lien Revolver	SOFR(M)/PRIME	1.00%	6.00%	11.75%	9/4/2029	$9,578	7,913	8,016	M/T
								16,026,683	15,659,840
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$5,193,335	5,087,331	4,985,601
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$1,731,112	1,694,419	1,661,867
Lucky US BuyerCo LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$2,159,767	2,100,379	2,121,323
Lucky US BuyerCo LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(7,333)	(4,947)	M
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.71%	12/14/2027	$2,529,416	2,485,289	2,478,828
								11,360,085	11,242,672
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.04%	12/14/2029	$4,559,359	4,474,508	4,066,948
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	5.50% Cash + 0.75% PIK	11.75%	2/17/2027	$5,049,701	4,794,986	5,087,574	D
								9,269,494	9,154,522
Distributors
Colony Display LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.11%	6/30/2026	$2,369,222	2,344,024	2,151,254	D

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.65%	9/14/2029	$3,168,915	3,109,165	3,140,077
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.65%	9/15/2027	$—	(4,369)	(2,665)	M

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.33%	4/30/2025	$13,522,008	$13,547,683	$13,014,252	D/H/J/M
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$1,696,591	1,696,591	1,640,603	D/H/J
SellerX Germany GmbH (Germany)	First Lien Term Loan Tranche A1	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$6,591,300	6,591,300	6,518,796	D/H/J
SellerX Germany GmbH (Germany)	First Lien Term Loan Tranche A2	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$7,904,950	7,904,950	7,817,996	D/H/J
SellerX Germany GmbH (Germany)	First Lien Delayed Draw Term Loan B	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$—	—	(20,452)	D/H/J/M
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.33%	12/18/2026	$10,309,600	10,196,447	4,793,964	O/Q/S
Whele LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	16.85%	10/15/2025	$6,531,157	6,552,436	4,434,656	D/Q
								49,594,203	41,337,227
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.46%	3/26/2026	$6,438,127	6,377,583	6,334,473
2-10 Holdco, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	11.46%	3/26/2026	$—	(2,157)	(3,868)	M
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/29/2029	$4,774,748	4,683,705	4,822,496
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$382,462	379,513	386,286
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.38%	8/29/2029	$583,271	565,831	589,103
Accordion Partners LLC	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.35%	8/31/2028	$—	(7,456)	—	M
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.61%	11/3/2025	$25,000,000	25,000,000	25,025,000
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(M)	0.25%	8.50%	14.02%	10/8/2027	$5,000,000	5,000,000	5,000,000	R
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$7,104,830	6,988,359	6,966,286
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$1,973,564	1,939,290	1,935,079
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	18.47%	10/31/2021	$37,183,232	37,183,232	15,625,000	G/Q/S
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.97%	7/5/2026	$5,000,000	4,945,416	4,900,000
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.87%	11/20/2030	$2,688,031	2,580,510	2,667,871
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)/(S)	1.00%	5.75%	11.20%	10/4/2027	$6,198,533	6,175,394	6,107,864	M
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.25%	11.20%	10/4/2027	$—	(1,466)	(5,196)	M
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)/(Q)	1.00%	9.25%	14.76%	2/11/2025	$11,300,000	11,211,239	10,904,500	H/J
								113,018,993	91,254,894
Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.45%	6/28/2028	$2,772,610	2,732,363	2,298,494	D
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	—	7.50%	13.04%	10/26/2026	$5,769,231	5,764,532	5,192,308
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	0.50%	7.50%	13.04%	10/26/2026	$3,538,462	3,503,829	3,237,692
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$3,760,561	3,703,159	3,657,521
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	5/4/2028	$254,522	244,571	214,671	M
Team Services Group, LLC	Second Lien Term Loan	SOFR(S)	1.00%	9.00%	14.88%	11/13/2028	$6,554,543	6,411,609	6,095,725
								22,360,063	20,696,411
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.32%	5/6/2027	$2,847,140	2,813,449	2,793,045
Appriss Health, LLC (PatientPing)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.32%	5/6/2027	$—	(2,153)	(3,643)	M
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.23%	3/14/2026	$7,664,445	7,595,649	7,511,156
CareATC, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.23%	3/14/2026	$—	(2,527)	(6,761)	M
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$8,380,593	8,266,706	8,154,317
ESO Solutions, Inc.	First Lien Revolver	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$369,758	362,584	353,119	M
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.52%	10/2/2028	$2,016,737	2,009,407	1,966,319
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	7/23/2024	$4,500,000	4,491,483	4,482,000
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.51%	7/23/2024	$191,298	188,765	191,298
Sandata Technologies, LLC	First Lien Revolver	SOFR(Q)	—	6.00%	11.51%	7/23/2024	$266,667	265,662	264,667	M
								25,989,025	25,705,517
Hotels, Restaurants & Leisure
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.48%	11/30/2029	$8,916,895	8,652,187	8,649,388

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Mesquite Bidco, LLC	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.48%	11/30/2029	$—	$(16,213)	$(16,213)	M
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.11%	6/3/2027	$5,182,005	5,105,982	5,107,384	H/J
OCM Luxembourg Baccarat Bidco S.À R.L. (Interblock) (Slovenia)	First Lien Revolver	SOFR(M)	0.75%	5.75%	11.10%	6/3/2027	$419,808	413,880	413,763	H/J
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.98%	8/7/2028	$6,078,813	5,918,531	5,969,394
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.98%	8/7/2028	$—	(4,402)	(6,284)	M
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.98%	8/7/2028	$—	(10,996)	(7,855)	M
								20,058,969	20,109,577
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.37%	11/9/2029	$4,473,527	4,363,259	4,249,851

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$4,080,534	4,010,688	4,039,729
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.16%	8/31/2029	$850,372	834,229	840,140	M
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2028	$—	(8,076)	(5,152)	M
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/27/2026	$5,116,205	5,047,498	5,116,205
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/27/2026	$—	(269,711)	—	M
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.71%	10/1/2026	$1,913,920	1,893,275	1,816,310
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	SOFR(M)	1.00%	6.25%	11.87%	10/1/2026	$208,333	205,744	195,583	M
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.47%	11/1/2028	$843,812	833,936	840,437
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.47%	11/1/2028	$2,111,531	2,089,420	2,103,085
								14,637,003	14,946,337
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.79%	12/29/2027	$2,203,458	2,076,783	2,050,317
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.00%	13.48%	12/14/2028	$4,673,472	4,623,260	4,206,125
								6,700,043	6,256,442
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.85%	8/22/2027	$1,938,957	1,922,734	1,902,116
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	8.88%	14.48%	10/25/2029	$7,164,842	7,053,617	4,298,905
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$4,653,609	4,529,723	4,573,567	H/J
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(9,598)	(6,492)	H/J/M
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$1,283,754	1,249,579	1,261,674	H/J
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(2,644)	(1,789)	H/J/M
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$4,583,333	4,472,082	4,470,125
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$—	(9,848)	(10,292)	M
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.47%	7/8/2027	$2,003,456	1,988,908	2,003,456	D
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.96%	6/8/2028	$11,753,740	11,569,481	11,407,005	D
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$1,300,366	1,194,333	975,274
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.25%	13.89%	7/27/2029	$7,000,000	6,919,751	2,660,000	O
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$3,336,406	3,261,033	3,373,106
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$—	(8,848)	—	M
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.84%	6/10/2027	$4,161,018	4,117,448	3,832,298
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.84%	6/10/2027	$1,072,443	1,067,331	987,720
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.56%	4/6/2027	$12,069,634	11,913,848	11,767,893
Pluralsight, Inc.	First Lien Revolver	SOFR(Q)	1.00%	8.00%	13.52%	4/6/2027	$722,894	712,338	699,635	M
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.00%	13.46%	4/2/2027	$5,512,958	5,459,341	5,512,958
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.36%	8/16/2029	$4,111,714	4,041,447	4,108,425
Sailpoint Technologies Holdings, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	11.36%	8/16/2028	$—	(5,157)	(734)	M
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.25% PIK	12.53%	1/24/2028	$4,094,093	4,032,943	4,053,562	D/H/J
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.57%	12/1/2027	$1,451,634	1,430,526	952,272	D
Suited Connector, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.57%	12/1/2027	$233,755	230,493	153,343	D
								77,130,861	68,974,027

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$2,250,000	$2,202,947	$2,283,750
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$—	(4,515)	—	M
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.00%	13.47%	5/28/2029	$5,000,000	4,966,137	4,870,000
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.28%	2/4/2029	$2,867,296	2,852,690	2,784,861	O
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	12/29/2028	$4,971,205	4,836,280	4,832,011
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.35%	12/30/2027	$—	(8,642)	(10,065)	M
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$6,079,701	5,932,697	6,043,223
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$—	(13,872)	(3,648)	M
								20,763,722	20,800,132
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.48%	5/25/2027	$2,605,119	2,526,605	2,612,283	J/O

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.46%	12/21/2028	$2,180,286	2,112,412	2,223,892
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.46%	12/21/2028	$—	(5,377)	3,671	M
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	12.46%	12/21/2028	$—	(8,560)	—	M
								2,098,475	2,227,563
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.28%	8/5/2028	$6,165,774	6,047,241	6,289,090
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	8/5/2028	$87,263	82,736	91,354	M
Sonny's Enterprises, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.28%	8/5/2027	$—	(3,773)	—	M
								6,126,204	6,380,444
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	—	3.25% Cash + 1.50% PIK	8.72%	8/19/2026	$665,236	612,554	631,974	D/O
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	12.47%	10/19/2026	$3,131,760	2,965,062	2,489,749	O
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75% Cash + 0.50% PIK	12.89%	12/31/2024	$375,800	372,235	355,131	D
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.00%	8/23/2026	$3,612,903	3,568,343	3,211,871	D
								7,518,194	6,688,725
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.13%	10/2/2029	$2,326,442	2,257,853	2,256,649

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.44%	11/30/2026	$9,962,565	9,803,298	9,620,849
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.79%	11/30/2026	$402,023	389,254	379,040	M
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.56%	12/23/2026	$3,498,577	3,415,707	3,372,628
								13,608,259	13,372,517
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan	SOFR(Q)	1.50%	9.00%	16.57%	9/11/2026	$4,516,129	4,350,400	3,906,452	S

Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.13%	4/26/2030	$5,007,465	4,925,853	4,306,420	O
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.97%	5/14/2029	$5,000,000	4,969,063	5,000,000
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$11,505,905	11,347,388	11,431,117	D
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$—	—	(15,290)	D/M
ICIMS, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.75%	12.10%	8/18/2028	$175,907	161,453	169,060	M
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.22%	2/17/2025	$9,892,491	9,816,092	9,635,286	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.22%	2/17/2025	$5,300,000	5,263,550	5,162,200	H/J
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.96%	6/28/2024	$3,780,364	3,696,052	3,752,012
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	10.96%	6/28/2024	$967,834	946,249	960,576
								41,125,700	40,401,381

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.00%	11.84%	3/2/2026	$1,866,667	$1,866,667	$1,853,600	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.97%	3/21/2027	$4,661,332	4,590,237	4,624,042
								6,456,904	6,477,642
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	7.25%	13.18%	4/8/2025	$15,000,000	14,903,796	14,940,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.79%	12/29/2027	$1,850,654	1,823,378	1,653,245	O
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.49%	12/29/2026	$491,454	428,982	391,824	M
								2,252,360	2,045,069
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$2,416,867	2,404,384	2,397,532
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$1,054,373	1,035,213	1,045,938
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.47%	3/11/2027	$8,673,018	8,609,999	8,697,302
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.25% PIK	12.29%	4/13/2027	$4,602,393	4,554,574	4,455,115	D
Aras Corporation	First Lien Revolver	SOFR(Q)	1.00%	6.50%	12.34%	4/13/2027	$266,191	262,660	256,362	M
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$4,330,025	4,259,661	4,373,325
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$492,791	482,325	492,791	M
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$6,826,923	6,662,776	6,710,865
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$—	(15,992)	(11,442)	M
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$2,916,353	2,888,059	2,842,277
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.35%	9/8/2027	$866,891	855,048	854,668	D
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$83,334	80,684	76,278	M
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$784,906	765,420	777,057
Crewline Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$—	(2,003)	(818)	M
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$5,131,318	5,013,082	5,141,581
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$—	(11,261)	—	M
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	13.18%	1/6/2026	$1,893,754	1,882,887	1,880,497	H/J
Elastic Path Software Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	13.15%	1/6/2026	$961,395	954,792	954,665	H/J
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$4,550,261	4,464,752	4,454,706	D
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.12%	5/22/2029	$—	(9,692)	(11,250)	M
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$2,045,202	2,013,788	2,043,770	D
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.24%	7/9/2029	$1,580,391	1,554,575	1,579,285	D
GTY Technology Holdings Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	14.00%	7/9/2029	$—	(14,319)	(1,002)	M
GTY Technology Holdings Inc.	First Lien Revolver	PRIME	0.75%	6.25%	13.75%	7/9/2029	$34,877	29,322	34,632	M
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	3.00% Cash + 3.00% PIK	11.43%	12/17/2027	$1,881,381	1,848,208	1,820,612	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	3.00% Cash + 3.00% PIK	11.43%	12/17/2027	$100,000	99,284	96,770	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.52%	12/17/2027	$129,333	127,562	125,027	M
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/5/2028	$7,017,052	6,871,188	6,912,498
Kaseya Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$7,507,878	7,414,683	7,470,338	D
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$27,997	25,305	25,721	D/M
Kaseya Inc.	First Lien Revolver	SOFR(M)	0.75%	3.50% Cash + 2.50% PIK	10.86%	6/25/2029	$114,983	109,514	112,701	D/M
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.21%	11/1/2027	$2,169,579	2,132,302	2,167,627	D

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

Issuer(N/P)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$1,879,573	$1,867,235	$1,836,906
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	11.48%	9/24/2026	$1,600,055	1,581,095	1,582,614
Oversight Systems, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.75%	11.48%	9/24/2026	$—	(1,183)	(793)	M
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.87%	5/9/2028	$6,137,449	6,044,791	6,111,672	D/H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.87%	5/9/2028	$—	(8,648)	(2,471)	H/J/M
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.50%	3/31/2027	$3,828,161	3,783,188	3,763,082	H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.53%	3/31/2027	$409,584	405,021	402,621	H/J
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2027	$6,023,888	5,927,293	5,975,696
Superman Holdings, LLC (Foundation Software)	First Lien 2023 Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2027	$—	(3,647)	(2,757)	M
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2026	$—	(3,680)	(2,636)	M
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$1,977,857	1,920,606	1,920,895
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$43,470	39,186	39,088	M
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$5,325,559	5,238,032	5,352,187	D
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(10,588)	6,488	D/M
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.11%	11/22/2028	$—	(8,751)	—	M
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.00% Cash + 4.50% PIK	11.96%	12/21/2027	$1,624,084	1,602,596	1,544,504	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	2.00% Cash + 4.50% PIK	11.96%	12/21/2027	$297,370	293,998	282,799	D
Zilliant Incorporated	First Lien Revolver	SOFR(M)	0.75%	6.00%	11.46%	12/21/2027	$—	(1,967)	(7,259)	M
								96,013,357	96,578,064
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.10%	8/15/2028	$4,649,041	4,517,696	4,514,219
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.96%	7/2/2026	$6,576,082	6,502,582	6,385,375
								11,020,278	10,899,594
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.26%	2/17/2026	$10,842,857	10,748,017	11,016,343	H/J

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$9,862,348	9,756,516	9,862,348
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$—	(14,458)	—	M
								9,742,058	9,862,348
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.86%	9/17/2026	$4,887,500	4,814,716	4,839,603	H/J

Total Debt Investments - 190.1% of Net Assets								643,025,064	600,202,233

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2023

Issuer(N/P)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077.00	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	33,107	C/I
					1,862,881	33,107
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,598	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,598	—
Diversified Consumer Services
Elevate Brands HoldCo	Warrants to Purchase Elevate Common Shares		7/25/2030	1,085	—	115,802	C/I
Elevate Brands HoldCo	Warrants to Purchase Elevate Preferred New Super Senior Shares		7/25/2030	4,261	—	454,777	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase SellerX Common Shares		7/25/2030	1,464	—	108,365	C/H/I/J
PerchHQ LLC	Warrants to Purchase Common Stock		10/15/2027	99,536	—	—	C/I/K
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	171,085	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares		4/28/2028	55	—	239,215	C/H/I/J
					—	1,089,244
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/Q
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	32,717	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	122	C/H/I/J
					47,236,233	32,839
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	—	C/I

Internet Software & Services
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units		3/6/2033	5,735	—	—	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	—	26,497	C/L

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	2,832	—	566	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	3,138,981	3,142,782	D/I

Total Equity Securities - 1.4% of Net Assets					59,287,603	4,325,035

Total Investments - 191.5% of Net Assets					$702,312,667	$604,527,268

Cash and Cash Equivalents - 3.0% of Net Assets						$9,359,280

Total Cash and Investments - 194.5% of Net Assets						$613,886,548

	Interest Rate Swap as of December 31, 2023(V)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(1,379,397)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

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
(C)
Non-income producing equity securities at December 31, 2023.
(D)
Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective interest method.
(E)
Approximately 99.5% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 96.8% of the fair value of such senior secured loans have floors of 0.25% to 2.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2023 of all contracts within the specified loan facility. LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(I)
Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 1.4% of the Company’s net assets at December 31, 2023. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2023:

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

(J)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2023, approximately 16.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.
(K)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of PerchHQ LLC and thus non-controlled, non-affiliated investment.
(L)
The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of MBS Parent, LLC and thus a non-controlled, non-affiliated investment.
(M)
Position or associated portfolio company thereof has an unfunded commitment as of December 31, 2023 (see Note 9). Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(N)
Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(O)
Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)
The Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(Q)
The investment is on full non-accrual status as of December 31, 2023 and therefore non-income producing. At December 31, 2023, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on full non-accrual status represents 4.1% and 13.2% of the Company's debt and preferred stock investments at fair value and amortized cost, respectively.
(R)
This investment will have a first lien security interest after the senior tranches are repaid.
(S)
Total coupon includes default interest of 2.00%.
(T)
Portions of the loan bear interest using a combination of SOFR and the Prime rate. The total coupon represents the weighted average interest rate at December 31, 2023 of all contracts within the loan facility.
(U)
The investment is on partial non-accrual status as of December 31, 2023. The total coupon includes cash interest of SOFR + 1.00%, which is income producing, and PIK interest of 7.00%, which is designated as non-accrual.
(V)
Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2023

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2023
AGY Equity, LLC:
Class A Preferred Stock	$—	$—	$—	$—	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	31,794	1,956,190	—	—	112,178	(2,068,368)	—	(5)
Delayed Draw Term Loan, First Lien	—	—	—	—	—	—	—	(5)
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	1,618,248	(441,906)	(864,398)	—	(311,944)	—	(5)
Totals	$31,794	$3,574,438	$(441,906)	$(864,398)	$112,178	$(2,380,312)	$—

(1)
The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the year ended December 31, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include new purchases, PIK income and amortization of original issue and market discounts, and the movement of an existing portfolio company into this category from a different category for the year ended December 31, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the year ended December 31, 2023.
(5)
Investments no longer held as of December 31, 2023.

There is no aggregate fair value of non-controlled, affiliated investments at December 31, 2023.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2022	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2023
Gordon Brothers Finance Company:
Unsecured Debt	$—	$15,228,000	$—	$899,916	$—	$(502,916)	$15,625,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$15,228,000	$—	$899,916	$—	$(502,916)	$15,625,000

(1)
The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the year ended December 31, 2023. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category for the year ended December 31, 2023.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the year ended December 31, 2023.

The aggregate fair value of controlled investments at December 31, 2023 represents 4.9% of the Company’s net assets.

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
(L)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Trailblazer Energy Resources, LLC (f/k/a ETX Energy, LLC) and PerchHQ LLC and thus non-controlled, non-affiliated investments.
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

On September 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BlackRock TCP Capital Corp., a Delaware corporation (“TCPC”), BCIC Merger Sub, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of TCPC (formerly known as Project Spurs Merger Sub, LLC, “Merger Sub”), and, solely for the limited purposes set forth therein, Tennenbaum Capital Partners, LLC ("TCP"), a Delaware limited liability company and investment advisor to TCPC, and the Advisor (the "Merger"). The Company’s Board of Directors and the TCPC Board of Directors, including all of the independent directors of each board, on the recommendation of a special committee comprised solely of the independent directors of each respective board, have approved the Merger Agreement and the terms and transactions contemplated thereby. On January 10, 2024, the Merger Agreement was amended and restated. See “Note 12 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

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

Investment Valuation

Pursuant to Rule 2a-5 (the "Rule") under the 1940 Act, the Company’s Board of Directors (the "Board") designated BlackRock Capital Investment Advisors, LLC (“BCIA” or the “Advisor”) as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations, and has reviewed and approved amended policies and procedures adopted by BCIA to seek to ensure compliance with the requirements of the Rule as part of such designation. The Valuation Designee provides quarterly valuation reporting and notifications on any material valuation matters to the Board as required under the Rule.

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

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Valuation Designee using a consistently applied valuation process in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, cyclical, geopolitical and other events and conditions such as rising interest rates and risks related to inflation and credit risk (see Item 1A. Risk Factors), that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

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

At December 31, 2023, investments for which the value was determined solely by the Valuation Designee represented 0.0% and 3.2% of the Company's net asset value and total positions held, respectively.

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

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	21,932,496	—	—	21,932,496
3	Valuation sources that employ significant unobservable inputs	557,644,737	20,625,000	4,325,035	582,594,772
Total		$579,577,233	$20,625,000	$4,325,035	$604,527,268

(1)
Includes senior secured loans.
(2)
Includes unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Bank Debt	$512,608,650	Income approach	Discount rate	9.8% - 29.7% (13.2%)
	35,920,787	Market quotations	Indicative bid/ask quotes	1 (1)
	7,474,697	Market comparable companies	Revenue multiples	0.6x - 0.9x (0.8x)
	1,640,603	Option Pricing Model	Implied volatility	65.0% (65.0%)
			Term	1.3 years (1.3 years)
			EBITDA/Revenue multiples	1.9x (1.9x)
Other Corporate Debt	20,625,000	Income approach	Discount rate	13.9% - 14.5% (14.4%)
Equity	1,122,649	Option Pricing Model	Implied volatility	50.0% - 65.0% (55.5%)
			Term	1.0 years - 2.5 years (2.0 years)
			EBITDA/Revenue multiples	0.9x - 15.3x (10.0x)
	3,142,782	Income approach	Discount rate	13.6% - 14.5% (13.6%)
	59,604	Market comparable companies	Revenue multiples	0.6x - 6.0x (3.7x)
$582,594,772

(1)
Weighted by fair value.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2023 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$494,932,878	$21,782,823	$10,223,080	$526,938,781
Net realized and unrealized gains (losses)	(65,921)	1,107,894	(5,659,729)	(4,617,756)
Acquisitions(1)	123,055,149	15,335	376,039	123,446,523
Dispositions	(58,546,590)	(2,281,052)	(614,355)	(61,441,997)
Transfers into Level 3(2)	620,404	—	—	620,404
Transfers out of Level 3(3)	(2,351,183)	—	—	(2,351,183)
Ending balance	$557,644,737	$20,625,000	$4,325,035	$582,594,772

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(614,696)	$969,916	$(4,393,591)	$(4,038,371)

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

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar. There were no investments denominated in foreign currency as of December 31, 2023 and 2022.

Derivative Instruments:

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2023 and 2022.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2023 and 2022 represented 0.4% and 0.6% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at December 31, 2023.

Changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at December 31, 2023. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its stockholders. Therefore, no U.S. federal income tax provision is required.

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2023 and December 31, 2022, permanent differences attributable to non-deductible expenses and the amortization method for the discount on the Company's 2022 Convertible Notes were reclassified to the following accounts.

	December 31, 2023	December 31, 2022
Paid-in capital	$(874,693)	$3,888,233
Accumulated earnings (losses)	874,693	(3,888,233)

The tax character of distributions paid were as follows:

	December 31, 2023	December 31, 2022
Ordinary income	$29,028,764	$27,571,457
Tax return of capital	—	1,741,425
	$29,028,764	$29,312,882

As of December 31, 2023 and December 31, 2022, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2023	December 31, 2022
Non-expiring capital loss carryforwards(1)	$(404,758,527)	$(401,155,603)
Net unrealized gains (losses)(2)	(55,547,052)	(57,232,175)
Total accumulated earnings (losses)	$(460,305,579)	$(458,387,778)

(1)
Amount available to offset future realized capital gains.
(2)
The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, non-deductible expenses, the accounting for the Company's Interest Rate Swap, the accrual of income on securities in default, the timing and recognition of realized gains (losses) for tax purposes, and investments in wholly owned subsidiaries.

During the years ended December 31, 2023 and 2022, the Company utilized zero and $2,888,408 of its capital loss carryforward, respectively.

At December 31, 2023 and December 31, 2022, gross unrealized appreciation and depreciation based on the cost of the Company's investments for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022
Tax basis of investments	$655,170,049	$615,741,586

Unrealized appreciation	49,187,968	49,398,479
Unrealized depreciation	(100,354,856)	(95,970,114)
Net unrealized depreciation	$(51,166,888)	$(46,571,635)

During the fiscal year ended December 31, 2023, the following information is provided with respect to the ordinary income dividends paid by the Company.

Interest Dividends(1)	$34,127,286
Interest Related Dividends for Non-U.S. Residents(2)	$29,436,288

(1)
The Company hereby designates the above amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend.
(2)
The Company hereby designates the above amount, or the maximum amount allowable by law as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations.

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

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

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
3. Management Fees, Incentive Fees and Other Expenses

Investment Management Agreement

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, a proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company and BCIA, the Advisor, amended and restated its previous investment management agreement to reduce the base management fee (“Management Fee”) and incentive management fees (“Incentive Fees”) as follows: (i) the Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value and 1.0% of total assets that exceed 200% of net asset value; (ii) the

Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the Incentive Fee based on net capital gains was reduced from 20% to 17.5% (the “Current Management Agreement”).

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board approved the continuation of the Current Management Agreement on November 7, 2023.

Management Fee

Under the Current Management Agreement, the Advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Management Fee at an annual rate of 1.50% of total assets up to 200% of net asset value (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Management Fee is calculated at 1.00% of total assets that exceed 200% of net asset value of the Company. The Management Fee for any partial quarter is prorated.

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $8,912,663, $8,311,686 and $7,784,188, respectively, in Management Fees under the Current Management Agreement.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $7,740,902, $3,422,362 and $249,385, respectively, in Incentive Fees on income. For the year ended December 31, 2021, the Advisor voluntarily waived Incentive Fees on income of $79,383, resulting in net Incentive Fees on income of $170,002. As of December 31, 2023 and 2022, there was $1,908,371 and $3,403,349, respectively, of Incentive Fees payable based on income. The payment of Incentive Fees on income payable at December 31, 2022 was initially deferred pursuant to the deferral provision discussed above, but was subsequently paid in 2023 as a result of the Annualized Rate of Return being met for the trailing four quarter period ended September 30, 2023. The Incentive Fees on income payable balance at December 31, 2023 was paid subsequent to December 31, 2023 as a result of the Annualized Rate of Return being met for the trailing four quarter period ended December 31, 2023.

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

The Company is required under GAAP to accrue an Incentive Fee on capital gains on a hypothetical liquidation basis, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrued Incentive Fee on capital gains assumes all unrealized capital appreciation and depreciation is realized in order to reflect an Incentive Fee on capital gains (if any) that would be payable at each measurement date, even though unrealized capital appreciation is not permitted to be considered in determining the Incentive Fee on capital gains actually payable for each Annual Period under the Current Management Agreement. If such amount is positive at the end of the period, an Incentive Fee on capital gains is accrued equal to 17.5% of such amount for periods ended after May 2, 2020, less the amount of any Incentive Fees on capital gains already accrued during the Annual Period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fee expense on capital gains previously accrued during the Annual Period.

In accordance with GAAP, Incentive Fees on capital gains accrued (reversed) on a hypothetical liquidation basis for the years ended December 31, 2023, 2022 and 2021 were zero, $(1,544,569) and 1,544,569, respectively. As of December 31, 2023 and 2022, the balance of accrued Incentive Fees on capital gains was zero. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Current Management Agreement.

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

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of December 31, 2023 and 2022, the Company’s asset coverage was 207% and 225%, respectively.

Total debt outstanding and available at December 31, 2023 was as follows:

	Maturity	Rate		Carrying Value		Available		Total Capacity
Credit Facility	2028	S+2.00%	(1)	$201,000,000		$64,000,000	(2)	$265,000,000	(3)
2025 Private Placement Notes	2025	Fixed/Variable	(4)	91,341,938	(5)	—		91,341,938
Debt, net of unamortized issuance costs				$292,341,938		$64,000,000		$356,341,938

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
(5)
The carrying value of 2025 Private Placement Notes was comprised of the following:

December 31, 2023
Principal amount of debt	$92,000,000
Unamortized issuance costs	(658,062)
Carrying value	$91,341,938

Total debt outstanding and available at December 31, 2022 was as follows:

	Maturity	Rate		Carrying Value		Available		Total Capacity
Credit Facility	2025	L+2.00%	(1)	$162,000,000		$103,000,000	(2)	$265,000,000	(3)
2025 Private Placement Notes	2025	Fixed/Variable	(4)	91,003,161	(5)	—		91,003,161
Debt, net of unamortized issuance costs				$253,003,161		$103,000,000		$356,003,161

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

The Company’s weighted average outstanding debt balance during the years ended December 31, 2023, 2022 and 2021 was $277,063,260, $232,532,610 and $181,797,885, respectively. The maximum amounts borrowed during the years ended December 31, 2023, 2022 and 2021 were $295,337,297, $377,532,262 and $219,078,123, respectively.

The weighted average annual interest cost, including the amortization of debt issuance costs, for the years ended December 31, 2023 and 2022 was 7.70% and 5.36%, respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2), and amortization of debt issuance costs, for the year ended December 31, 2021 was 5.82%, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Prior to the eighth amendment under the Credit Facility, the annual commitment fee was 0.40%.

Total expenses related to debt for the years ended December 31, 2023, 2022 and 2021 included the following:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stated interest expense	$20,366,381	$11,391,162	$8,081,899
Amortization of original issue discount(1)	—	—	942,208
Amortization of deferred debt issuance costs	955,388	1,071,844	1,565,241
Total interest expense	21,321,769	12,463,006	10,589,348
Commitment and credit facility fees	389,848	677,396	1,031,551
Total	$21,711,617	$13,140,402	$11,620,899
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

The carrying and fair values of the Company’s outstanding debt as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$201,000,000	$183,915,000	$162,000,000	$146,610,000
2025 Private Placement Notes	91,341,938	92,122,000	91,003,161	89,074,810
Total	$292,341,938	$276,037,000	$253,003,161	$235,684,810

At December 31, 2023 and 2022, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

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

On September 6, 2023, the Company entered into the eighth amendment under the Credit Facility which (i) extended the maturity date of the loans made under the Credit Facility from April 23, 2025 to September 6, 2028, (ii) extended the termination date of the commitments available under the Credit Facility from April 23, 2024 to September 6, 2027, (iii) reduced the applicable margin to be applied to interest on the loans by 25 basis points per annum to either 1.75% or 2.00% for Benchmark-based borrowings and to 0.75% or 1.00% for ABR-based borrowings depending on the ratio of the borrowing base to certain committed indebtedness, (iv) reduced the commitment fee on unused commitments from 40 basis points per annum to 37.5 basis points per annum, and (v) subject to certain closing conditions being met, permits the Company to merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and a wholly owned subsidiary of TCPC. See “Note 12 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the 2025 Private Placement Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the year ended December 31, 2023, the Company made a periodic net interest payment in the amount of $353,268 to the counterparty. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the Interest Rate Swap had a fair value of $(1,379,397) and $(1,332,299), respectively, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

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

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2023, 2022 and 2021 totaled $124,079,551, $231,506,596, and $275,047,711, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2023, 2022 and 2021 totaled $83,429,523, $192,448,280, and $250,607,406, respectively.

At December 31, 2023, investments consisted of the following:

	Cost	Fair Value
Unsecured debt	$37,183,232	$15,625,000
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	526,413,105	515,489,042
Second/other priority lien	74,428,727	64,088,191
Total senior secured loans	600,841,832	579,577,233
Preferred stock	40,903,264	3,142,782
Common stock	10,611,548	—
Limited partnership/limited liability company interests	7,757,987	26,497
Equity warrants/options	14,804	1,155,756
Total investments	$702,312,667	$604,527,268

At December 31, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,920,592	$1,624,823
Unsecured debt	37,686,148	15,228,000
Subordinated debt	5,000,000	4,930,000
Senior secured loans:
First lien	455,458,846	447,490,518
Second/other priority lien	98,468,621	90,992,663
Total senior secured loans	553,927,467	538,483,181
Preferred stock	40,527,223	2,354,224
Common stock	10,611,548	—
Limited partnership/limited liability company interests	8,511,838	5,991,648
Equity warrants/options	115,348	1,877,208
Total investments	$658,300,164	$570,489,084

Industry Composition

As of December 31, 2023, the Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at December 31, 2023 and December 31, 2022.

Industry	December 31, 2023	December 31, 2022
Software	16.0%	15.2%
Diversified Financial Services	15.1	14.5
Internet Software & Services	11.4	11.1
Diversified Consumer Services	7.0	8.3
Professional Services	6.7	7.2
Health Care Technology	4.3	4.4
IT Services	3.4	2.5
Health Care Providers & Services	3.4	3.7
Hotels, Restaurants & Leisure	3.3	0.9
Construction & Engineering	2.6	2.6
Insurance	2.5	2.5
Road & Rail	2.5	2.6
Paper & Forest Products	2.2	1.7
Consumer Finance	1.9	1.3
Technology Hardware, Storage & Peripherals	1.8	1.8
Specialty Retail	1.8	1.9
Textiles, Apparel & Luxury Goods	1.6	1.7
Containers & Packaging	1.5	2.5
Commercial Services & Supplies	1.2	1.1
Media	1.1	1.0
Real Estate Management & Development	1.1	1.1
Machinery	1.1	0.9
Internet & Catalog Retail	1.0	1.0
Wireless Telecommunication Services	0.8	0.8
Household Durables	0.7	0.8
Pharmaceuticals	0.6	—
Trading Companies & Distributors	0.5	1.0
Leisure Products	0.4	0.5
Building Products	0.4	0.4
Automobiles	0.4	0.4
Oil, Gas & Consumable Fuels	0.4	—
Life Sciences Tools & Services	0.4	0.4
Distributors	0.4	0.4
Semiconductors & Semiconductor Equipment	0.3	0.4
Capital Markets	0.2	0.2
Health Care Equipment & Supplies	—	2.5
Metals & Mining	—	0.6
Electrical Equipment	—	0.1
Chemicals	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at December 31, 2023 and December 31, 2022. The geographic composition is determined by several factors including the location of the corporate headquarters and the country of registration of the portfolio company.

Geography	December 31, 2023	December 31, 2022
United States	83.4%	85.4%
United Kingdom	6.9	7.2
Germany	4.9	3.7
Canada	1.2	1.1
Switzerland	1.0	1.0
Netherlands	1.0	—
Slovenia	0.9	0.9
Australia	0.7	0.7
Totals	100.0%	100.0%

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

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $68,374, $103,276 and $350,000 respectively, for its share of office space rental, which is included in investment advisor expenses in the Consolidated Statements of Operations.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the years ended December 31, 2023, 2022 and 2021 were $707,367, $161,895 and $402,317, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2023, 2022 and 2021 the Company incurred $1,161,339, $1,407,775 and $1,354,283, respectively, for such administrative services expenses.

Advisor Stock Transactions

At December 31, 2023 and December 31, 2022, BCIA did not own any shares of the Company. At both December 31, 2023 and December 31, 2022, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

Proposed Merger

On September 6, 2023, the Company entered into the Merger Agreement with TCPC, Merger Sub and, solely for the limited purposes set forth therein, TCP and the Advisor. On January 10, 2024 the Merger Agreement was amended and restated. See “Note 12 – Proposed Merger with BlackRock TCP Capital Corp.” for further information regarding the Merger Agreement and the Merger.

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

For the years ended December 31, 2023 and 2022, declared dividends to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
February 28, 2023	March 16, 2023	April 6, 2023	Regular	$0.10	$7,257,191	$768,930
April 26, 2023	June 15, 2023	July 6, 2023	Regular	0.10	7,257,191	737,537
August 1, 2023	September 15, 2023	October 6, 2023	Regular	0.10	7,257,191	710,996
November 7, 2023	December 15, 2023	January 8, 2024	Regular	0.10	7,257,191	670,460
Total				$0.40	$29,028,764	$2,887,923

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261
April 27, 2022	June 16, 2022	July 7, 2022	Regular	0.10	7,363,184	744,840
August 2, 2022	September 15, 2022	October 6, 2022	Regular	0.10	7,312,237	691,653
October 28, 2022	December 16, 2022	January 6, 2023	Regular	0.10	7,257,191	736,774
Total				$0.40	$29,312,882	$2,871,528

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

On October 28, 2022, the Company’s Board of Directors authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. On November 6, 2023, the Company’s Repurchase Plan expired with 8,000,00 shares remaining unpurchased and no longer authorized for purchase. On November 6, 2023, the Company's Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2023 and effective until the earlier of November 6, 2024 or such time that all of the authorized shares have been repurchased, subject to the terms of the share repurchase program.

No shares were repurchased by the Company under the Company Repurchase Plan for the year ended December 31, 2023. As of December 31, 2023, 8,000,000 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2022:

December 31, 2022	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	1,308,626	$3.73	$4,884,316

Since inception of the original repurchase plan through December 31, 2023, the Company has purchased 11,909,890 shares of its common stock on the open market for $73,373,702, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Earnings (loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$26,236,270	$3,486,976	$66,488,228
Weighted average shares outstanding – basic	72,571,907	73,314,124	74,153,145
Earnings (loss) per share – basic	$0.36	$0.05	$0.90
Earnings (loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$26,236,270	$3,486,976	$66,488,228
Adjustments for interest on unsecured convertible senior notes(1)	—	—	9,064,793
Net increase (decrease) in net assets resulting from operations, as adjusted	$26,236,270	$3,486,976	$75,553,021
Weighted average shares outstanding – diluted(1)	72,571,907	73,314,124	91,146,882
Earnings (loss) per share – diluted	$0.36	$0.05	$0.83

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

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2023 and 2022. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2023 and 2022, the Company had unfunded commitments of $36.8 million across 51 portfolio companies and $72.1 million across 51 portfolio companies, respectively. The aggregate fair value of unfunded commitments at December 31, 2023 and 2022 was $36.4 million and $70.0 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data:
Net asset value, beginning of period	$4.39	$4.73	$4.23	$6.33	$7.07

Investment Operations:
Net investment income, before incentive fees	0.61	0.43	0.29	0.49	0.64
Incentive fees(1)	(0.11)	(0.03)	(0.02)	—	(0.03)
Net investment income(1)	0.50	0.40	0.27	0.49	0.61
Net realized and unrealized gain (loss)	(0.14)	(0.35)	0.63	(1.98)	(0.71)
Total from investment operations	0.36	0.05	0.90	(1.49)	(0.10)

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	—	(0.01)	—	—	—
Issuance/reinvestment of stock at prices (below) net asset value	—	—	—	(0.20)	—
Repurchase of common stock	—	0.02	—	0.03	—

Dividends to stockholders, excluding tax return of capital(3)	(0.40)	(0.38)	(0.30)	(0.32)	(0.63)
Tax return of capital	—	(0.02)	(0.10)	(0.12)	(0.01)
Total distributions	(0.40)	(0.40)	(0.40)	(0.44)	(0.64)

Net asset value, end of period	$4.35	$4.39	$4.73	$4.23	$6.33

Market price at end of period	$3.87	$3.62	$4.00	$2.69	$4.97
Total return based on market price(4)	19.11%	0.22%	64.33%	(35.70)%	5.32%
Total return based on net asset value(5)	10.40%	2.78%	23.57%	(20.61)%	0.36%
Shares outstanding at end of period	72,571,907	72,571,907	73,876,987	74,466,665	68,836,255

Ratios to average net assets:
Operating expenses, before incentive fees	4.51%	4.01%	3.89%	4.84%	4.00%
Interest and other debt related expenses	6.83%	3.89%	3.47%	4.35%	3.31%
Total expenses, before incentive fees	11.34%	7.90%	7.36%	9.19%	7.31%
Incentive fees(1)	2.43%	0.56%	0.51%	—	0.39%
Total expenses, after incentive fees	13.77%	8.46%	7.87%	9.19%	7.70%
Net investment income	11.50%	8.70%	5.93%	9.56%	8.91%

Net assets at end of period	$315,729,859	$318,522,353	$349,651,973	$315,010,277	$435,608,981
Portfolio turnover rate	14%	35%	49%	21%	25%
Weighted average interest rate on debt(6)	7.70%	5.36%	5.82%	4.80%	5.80%
Weighted average debt outstanding	$277,063,260	$232,532,610	$181,797,885	$310,955,762	$249,099,570
Weighted average shares outstanding	72,571,907	73,314,124	74,153,145	69,801,849	68,836,590
Weighted average debt per share(7)	$3.82	$3.17	$2.45	$4.45	$3.62

(1)
For the year ended December 31, 2023, the net investment income per share amount displayed above is net of incentive fees based on income of $0.11 per share or 2.43% of average net assets. For the year ended December 31, 2022, net investment income per share amount displayed above is net of incentive fees based on income of $0.05 per share or 1.01% of average net assets, and a hypothetical liquidation basis GAAP reversal of incentive fees on capital gains of $(0.02) per share or (0.46)% of average net assets. For the year ended December 31, 2021, net investment income per share amount displayed above is net of a hypothetical liquidation basis GAAP accrual of incentive fees on capital gains of $0.02 per share, and is also net of incentive fees based on income (net of waiver). For the year ended December 31, 2019, net investment income per share amount displayed above is net of incentive fees based on income (net of waiver) of $0.03 per share.
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

11. Senior Securities

Information about our senior securities is shown in the following table as of end of the last ten fiscal years and the period ended December 31, 2023. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (in 000’s)	Asset Coverage per Unit(5)	Involuntary Liquidating Preference Per Unit(6)	Average Market Value Per Unit(7)
Credit Facility(1)
Fiscal Year 2023	$201,000	$2,070	$—	N/A
Fiscal Year 2022	$162,000	$2,246	$—	N/A
Fiscal Year 2021	$54,000	$2,758	$—	N/A
Fiscal Year 2020	$38,800	$2,706	$—	N/A
Fiscal Year 2019	$174,400	$2,352	$—	N/A
Fiscal Year 2018	$49,000	$3,542	$—	N/A
Fiscal Year 2017	$16,000	$3,655	$—	N/A
Fiscal Year 2016	$190,000	$2,754	$—	N/A
Fiscal Year 2015	$60,000	$3,023	$—	N/A
Fiscal Year 2014	$144,000	$2,713	$—	N/A
Unsecured Senior Notes Due 2025(1)
Fiscal Year 2023	$92,000	$2,070	$—	N/A
Fiscal Year 2022	$92,000	$2,246	$—	N/A
Convertible Notes Due 2022(1)
Fiscal Year 2023	N/A	N/A	$—	N/A
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	$143,750	$2,758	$—	N/A
Fiscal Year 2020	$143,750	$2,706	$—	N/A
Fiscal Year 2019	$143,750	$2,352	$—	N/A
Fiscal Year 2018	$143,750	$3,542	$—	N/A
Fiscal Year 2017	$143,750	$3,665	$—	N/A
Convertible Notes Due 2018(2)
Fiscal Year 2023	N/A	N/A	$—	N/A
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	$55,041	$3,665	$—	N/A
Fiscal Year 2016	$115,000	$2,754	$—	N/A
Fiscal Year 2015	$115,000	$3,023	$—	N/A
Fiscal Year 2014	$115,000	$2,713	$—	N/A
Senior Secured Notes(3)
Fiscal Year 2023	N/A	N/A	$—	N/A
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	N/A	N/A	$—	N/A
Fiscal Year 2016	$17,000	$2,754	$—	N/A
Fiscal Year 2015	$175,000	$3,023	$—	N/A
Fiscal Year 2014	$175,000	$2,713	$—	N/A
Term Loan(4)
Fiscal Year 2023	N/A	N/A	$—	N/A
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	N/A	N/A	$—	N/A
Fiscal Year 2016	$15,000	$2,754	$—	N/A
Fiscal Year 2015	$15,000	$3,023	$—	N/A
Fiscal Year 2014	$15,000	$2,713	$—	N/A

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

12. Proposed Merger with BlackRock TCP Capital Corp.

On September 6, 2023, the Company entered into the Merger Agreement with TCPC, Merger Sub, and, solely for the limited purposes set forth therein, the Advisor and TCP. The Merger Agreement provides that, subject to the requisite approvals of the Company's stockholders and TCPC's stockholders being obtained, required regulatory approvals and the other conditions set forth in the Merger Agreement, at the effective time, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a direct wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and direct wholly-owned consolidated subsidiary of TCPC. The boards of directors of the Company and TCPC, in each case on the recommendation of a special committee comprised solely of all of the independent directors of the Company and TCPC, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. On January 10, 2024, the Merger Agreement was amended and restated.

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

The Advisor, in the case of the Company, and TCP, in the case of TCPC, will each bear 50% of the aggregate reasonable out-of-pocket costs and expenses incurred by the Company or TCPC, as applicable, up to a combined aggregate amount equal to $6 million, except that if the Closing does not occur because either the TCPC stockholders fail to approve the TCPC merger proposal or the Company stockholders fail to approve the Company stock issuance proposal, then, such amount will be reduced to $3 million. The foregoing expense limits will be allocated between the Company and TCPC on a pro rata basis based upon the relative net assets of the Company and TCPC as of the date on which the Exchange Ratio is determined, subject to reallocation should one of the Company or TCPC incur expenses that are less than its proportional amount of the expense cap. In accordance with ASC 805, transaction expenses of TCPC are capitalized and deferred, while transaction expenses of the Company are expensed as incurred. For the year ended December 31, 2023, the Company incurred $874,693 in transaction related expenses which have been recorded in the Consolidated Statements of Operations.

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

13. Subsequent events

On March 4, 2024, the Company’s Board declared a dividend of $0.10 per share, payable in cash on March 29, 2024 to stockholders of record at the close of business on March 15, 2024. The Company anticipates terminating the dividend reinvestment plan prior to the completion of the Merger with TCPC which would result in the Company's final dividend being paid in cash, even to stockholders that participate in the dividend reinvestment plan.

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed above and elsewhere in these notes to consolidated financial statements.

Supplementary Data (unaudited)

The financial highlights table below is intended to help the stockholder to understand the Company's historical financial performance for the additional periods presented.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:
Net asset value, beginning of period	$7.83	$8.21	$10.17	$10.49	$9.54
Net investment income	0.66	0.75	0.74	1.01	0.68
Net realized and unrealized gain (loss)	(0.79)	(0.44)	(1.90)	(0.49)	1.16
Realized losses on extinguishment of debt	—	(0.02)	—	—	—
Total from investment operations	(0.13)	0.29	(1.16)	0.52	1.84
Distributions to stockholders, excluding tax return of capital	(0.70)	(0.72)	(0.84)	(0.84)	(0.63)
Tax Return of capital	(0.02)	—	—	—	(0.26)
Total distributions	(0.72)	(0.72)	(0.84)	(0.84)	(0.89)
Purchases of treasury stock at prices below net asset value	0.09	—	0.05	0.01	0.01
Equity component of convertible notes	—	0.06	—	—	—
Issuance/reinvestment of stock at prices (below) net asset value	—	(0.01)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets	(0.76)	(0.38)	(1.96)	(0.32)	0.95
Net asset value, end of period	$7.07	$7.83	$8.21	$10.17	$10.49
Market price, end of period	$5.29	$6.23	$6.96	$9.40	$8.20
Total return(1)	(4.44)%	(0.61)%	(18.10)%	26.52%	(2.18)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)	3.90%	4.04%	6.97%	3.81%	8.18%
Ratio of interest and other debt related expenses to average net assets	2.80%	3.06%	2.48%	3.09%	3.38%
Ratio of total expenses to average net assets(2)	6.70%	7.10%	9.45%	6.90%	11.56%
Ratio of net investment income to average net assets	8.72%	9.27%	8.06%	9.57%	6.93%
Net assets, end of period	$487,020,154	$571,099,932	$596,320,369	$753,752,615	$781,959,168
Average debt outstanding	$241,446,017	$297,575,896	$361,314,732	$399,882,825	$409,956,985
Weighted average shares outstanding	71,373,570	72,983,354	72,757,978	74,576,277	74,539,159
Average debt per share(3)	$3.38	$4.08	$4.97	$5.36	$5.50
Portfolio turnover	40%	28%	32%	26%	47%
Yield on total portfolio at cost	9.7%	8.7%	9.2%	10.5%	10.6%

(1)
Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan and do not reflect brokerage commissions.
(2)
Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the years ended December 31, 2018 and 2017. Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.46% and 5.39% for the years ended December 31, 2018 and 2017 respectively. The ratio of total expenses to average net assets would be 8.26% and 8.45% for the same respective periods.
(3)
Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a)
Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1

Agreement and Plan of Merger among the Registrant, BlackRock TCP Capital Corp., BCIC Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (12)

2.2

Amended and Restated Agreement and Plan of Merger among the Registrant, BlackRock TCP Capital Corp., BCIC Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and Tennenbaum Capital Partners, LLC, dated as of January 10, 2024 (13)

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

10.7	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (6)

10.8	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (6)

10.9	Transfer Agency and Service Agreement Among Each of the BlackRock Business Development Companies and Computershare Trust Company, N.A. and Computershare Inc. (10)

10.10	Master Note Purchase Agreement, dated April 21, 2022, by and among the Registrant and the Purchasers signatory thereto (11)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1*	Code of Ethics of the Registrant and the Advisor

14.2*	Code of Ethics and Business Conduct of the Registrant

14.3*	Code of Ethics for Chief Executive and Senior Financial Officers

19.1*	Global Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Prohibitions Against Payment of Incentive-Based Compensation and Indemnification for Executive Officers of Listed BDCs

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(7) Previously filed with the Registrant’s Form 8-K dated as of September 6, 2023.

(8) Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.

(9) Previously filed with the Registrant’s Form 10-Q for the period ended March 31, 2020.

(10) Previously filed with the Registrant's Form 10-K for the year ended December 31, 2020.

(11) Previously filed with the Registrant’s Form 8-K dated as of April 22, 2022.

(12) Previously filed with the Registrant's Form 8-K dated as of September 6, 2023.

(13) Previously filed with the Registrant's Form 8-K dated as of January 11, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: March 5, 2024	By:	/s/ JAMES E. KEENAN
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

	SIGNATURE	TITLE	DATE
/s/	JAMES E. KEENAN	Interim Chief Executive Officer	March 5, 2024
	James E. Keenan	(principal executive officer) and Chairman of the Board of Directors
/s/	NIK SINGHAL	President	March 5, 2024
Nik Singhal
/s/	CHIP HOLLADAY	Interim Chief Financial Officer and Treasurer	March 5, 2024
	Chip Holladay	(principal financial and accounting officer)
/s/	JOHN R. BARON	Director	March 5, 2024
John R. Baron
/s/	JERROLD B. HARRIS	Director	March 5, 2024
Jerrold B. Harris
/s/	WILLIAM E. MAYER	Director	March 5, 2024
William E. Mayer
/s/	MERIDEE A. MOORE	Director	March 5, 2024
Meridee A. Moore
/s/	MAUREEN K. USIFER	Director	March 5, 2024
Maureen K. Usifer